Form 10QSB
period 1996-03-31
AMERICAN ENTERTAINMENT GROUP INC
filed 1996-05-15
CIK 788072

                      U.S. SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1996

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to __________.

          Commission File No. 0-22174


                         AMERICAN ENTERTAINMENT GROUP, INC.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         COLORADO                                           83-0277375
- -------------------------------                        -------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization                          Identification No.)

160 BEDFORD ROAD, SUITE 306, TORONTO, ONTARIO, CANADA        M5R 2K9
- -----------------------------------------------------       --------
(Address of principal executive offices)                    Zip Code

Issuer's telephone number, including area code (416) 920-1919
                                               --------------

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.      Yes   x      No
                                            ----        ----

The number of shares outstanding of Registrant's common stock, as of the latest practicable date, May 6, 1996, was 18,317,163, after giving effect to a 1993 reverse - split of Registrant's common stock.

Total number of sequentially numbered pages in this document: 16

                    AMERICAN ENTERTAINMENT GROUP, INC.


                                  INDEX



PART I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS                                      PAGE NO.
                                                                    --------


          Condensed Consolidated Balance Sheets-
          March 31, 1996 and December 31, 1995                         1-2

          Condensed Consolidated Statements of
          Operations Three Month periods Ended
          March 31, 1996 and March 31, 1995                              3

          Condensed Consolidated Statement of Changes
          in Stockholders' Equity-Quarter Ended
          March 31, 1996                                                 4

          Condensed Consolidated Statements of Cash Flows-
          Three Months Ended March 31, 1996 and March 31, 1995         5-6

          Notes to Condensed Consolidated Financial Statements        7-10


Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition                         11-13


PART II.  OTHER INFORMATION                                          12-15

          Signatures                                                    16

               AMERICAN ENTERTAINMENT GROUP, INC.
                        AND SUBSIDIARIES
                   A Development Stage Company
              CONDENSED CONSOLIDATED BALANCE SHEETS



     ASSETS

                                   MARCH 31,      DECEMBER 31,
                                   1996           1995
                                   (UNAUDITED)    (AUDITED)
Current Assets:

Cash                               $       --     $       315
Trade accounts receivable                  --              --
Inventory                               7,728           7,801
Prepaid expenses and deposits           7,980           6,711
                                   ----------      ----------

     Total current assets          $   15,708          14,827
                                   ----------      ----------


Property and equipment, at cost
   Office furniture and equipment      16,976          16,976
   Computer equipment                   9,854           9,854
                                   ----------      ----------
                                       26,830          26,830
   Less Accumulated Depreciation       12,596          11,315
                                   ----------      ----------

     Net property and equipment        14,234          15,515
                                   ----------      ----------

Other assets:

Film library ownership              1,847,478       1,847,478
Other assets                            5,542           6,324
                                   ----------      ----------

     Total other assets             1,530,020       1,853,802
                                   ----------      ----------


                                   $1,882,962      $1,884,144
                                   ----------      ----------





                See Notes to Financial Statements

               AMERICAN ENTERTAINMENT GROUP, INC.
                        AND SUBSIDIARIES
                   A Development Stage Company
        CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

              LIABILITIES and STOCKHOLDERS' EQUITY


                                     MARCH 31,     DECEMBER 31,
                                     1996          1995
                                     (UNAUDITED)   (AUDITED)

Current Liabilities:
 Bank Indebtedness                  $    65,627    $        --
 Current portion of long-term debt      622,859        612,982
 Short term note payable                 82,500             --
 Accounts payable                       465,651        535,611
 Accrued expenses                       725,139        585,336
                                    -----------     ----------

     Total current liabilities        1,961,776      1,733,929
                                    -----------     ----------


Long Term Debt:
 Note payable                           155,303        155,303
                                    -----------     ----------


Stockholders' equity:
 Common stock, no par value:
   authorized 700,000,000 shares;
   issued 15,027,163 and
   14,629,843 shares                  4,987,619      4,903,289
 Common stock to be issued                  --              --
 Unearned compensation                                 (13,900)
 Foreign currency
   translation adjustment               (13,381)       (12,369)
 Deficit accumulated during
   the development stage             (5,208,355)    (4,882,108)
                                    -----------     ----------

 Total stockholders' equity
  (deficit)                            (234,117)        (5,088)
                                    -----------     ----------

                                    $ 1,882,962    $ 2,063,455
                                    -----------     ----------



                See Notes to Financial Statements

               AMERICAN ENTERTAINMENT GROUP, INC.
                        AND SUBSIDIARIES
                   A Development Stage Company
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           Three Months Ended March 31, 1996 and 1995

                           (UNAUDITED)

                           CUMULATIVE
                              SINCE         MARCH 31,      MARCH 31,
                            INCEPTION         1996           1995

Sales                    $     36,932      $       --   $     20,000
Cost of Sales                  14,317              --            614
                         ------------      ----------   ------------

     Gross Profit              22,615              --         19,386
                         ------------      ----------   ------------

Operating Expenses:

Selling, general
  and administrative
  expenses               $  5,037,468    $    315,898   $    559,369
Interest                      160,517          10,349         11,482
                         ------------      ----------   ------------
Total operating
  expenses                  5,197,985         326,247        570,851
                         ------------      ----------   ------------

Loss from continuing
  operations             $ (5,175,370)   $   (326,247)  $   (551,465)
Discontinued Operations
  (Loss) from operations
  of discontinued
  subsidiary                  (32,985)             --             --
                         ------------      ----------   ------------

NET LOSS                 $ (5,208,355)   $   (326,247)  $    551,465
                         ------------      ----------   ------------


LOSS PER SHARE:

Loss from continuing
  operations                    (.59)           (.22)           (.05)

Loss from discontinued
  operations                    (.01)             --             --
                         ------------      ----------   ------------


NET LOSS                 $      (.60)    $      (.22)   $       (.05)
                         ------------      ----------   ------------
                         ------------      ----------   ------------

Weighted average
 shares outstanding         8,681,752     14,759,143      10,996,460
                         ------------      ----------   ------------
                         ------------      ----------   ------------


                See Notes to Financial Statements

                       AMERICAN ENTERTAINMENT GROUP, INC.
                          A DEVELOPMENT STAGE COMPANY
     CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 MARCH 31, 1996

                                                  COMMON STOCK                                     FOREIGN           DEFICIT
                                                  OUTSTANDING           COMMON                     CURRENCY        ACCUMULATED
                                           ------------------------   STOCK TO BE    UNEARNED     TRANSLATION       DURING THE
                                             SHARES        AMOUNTS      ISSUED     COMPENSATION   ADJUSTMENT     DEVELOPMENT STAGE
                                           ----------    ----------   -----------  ------------   -----------    -----------------
Balance at April 23, 1992 (Inception)
  Issuance of common stock                  4,280,000           150           --           --           --                   --
  NET LOSS                                         --            --           --           --           --              (89,500)
                                           ----------    ----------    ---------     --------     --------          -----------
Balance at December 31, 1992                4,280,000           150           --           --           --              (89,500)
  Issuance of common stock                  4,069,140     2,719,197           --           --           --                   --
  Common stock issued in reverse
   acquisition (Note B)                       700,000            --           --           --           --                   --
  Common stock subscribed                          --            --       62,066           --           --                   --
  Foreign currency translation adjustment          --            --           --           --          (40)                  --
  NET LOSS                                         --            --           --           --           --           (1,608,553)
                                           ----------    ----------    ---------     --------     --------          -----------
Balance at December 31, 1993                9,049,140     2,719,347       62,066           --          (40)          (1,698,053)
  Issuance of common stock                  1,451,179       696,094       (8,449)          --           --                   --
  Common stock subscribed                          --            --       70,000           --           --                   --
  Unearned compensation related to
   issuance of stock for services                  --            --           --      (75,000)          --                   --
  Amortization of unearned compensation            --            --           --       33,333           --                   --
  Foreign currency translation adjustment          --            --           --           --       (1,876)                  --
  NET LOSS                                         --            --           --           --           --           (1,342,562)
                                           ----------    ----------    ---------     --------     --------          -----------
Balance at December 31, 1994               10,500,319     3,415,441      123,637      (41,667)      (1,916)          (3,040,635)
  Issuance of common stock                  4,129,524     1,487,848           --           --           --                   --
  Common stock subscribed                          --            --     (123,637)                       --                   --
  Unearned compensation related to
   issuance of stock for services                  --            --           --      (13,900)          --              (13,900)
  Amortization of unearned compensation            --            --           --       41,667           --                   --
  Foreign currency translation adjustment          --            --           --           --      (10,453)                  --
  NET LOSS                                         --            --           --           --           --           (1,841,473)
                                           ----------    ----------    ---------     --------     --------          -----------
Balance at December 31, 1995               14,629,843     4,903,289           --      (13,900)     (12,369)          (4,882,108)
  Issuance of common stock                    397,320        84,330           --           --           --                   --
  Unearned compensation related to
    issuance of stock for services                 --            --           --       13,900           --                   --
  Common stock subscribed                          --            --           --           --           --                   --
  Foreign currency translation adjustment          --            --           --           --       (1,012)                  --
  NET LOSS                                         --            --           --           --           --             (326,247)
                                           ----------    ----------    ---------     --------     --------          -----------
Balance at March 31,1996                   15,027,163    $4,987,619    $      --     $     --     $(13,381)         $(5,208,355)
                                           ----------    ----------    ---------     --------     --------          -----------
                                           ----------    ----------    ---------     --------     --------          -----------

                                          SUBSCRIPTIONS
                                            RECEIVABLE         TOTAL
                                         --------------   ------------
Balance at April 23, 1992 (Inception)
  Issuance of common stock                      (150)              --
  NET LOSS                                        --          (89,500)
                                           ---------      -----------
Balance at December 31, 1992                    (150)         (89,500)
  Issuance of common stock                   (12,745)       2,706,452
  Common stock issued in reverse
   acquisition (Note B)                           --               --
  Common stock subscribed                    (61,586)             500
  Foreign currency translation adjustment         --              (40)
  NET LOSS                                        --       (1,608,553)
                                           ---------      -----------
Balance at December 31, 1993                 (74,461)       1,006,859
  Issuance of common stock                       (56)         697,589
  Common stock subscribed                    (70,000)              --
  Unearned compensation related to
   issuance of stock for services                 --          (75,000)
  Amortization of unearned compensation           --           33,333
  Foreign currency translation adjustment         --           (1,876)
  NET LOSS                                        --       (1,342,562)
                                           ---------      -----------
Balance at December 31, 1994                (144,537)         310,323
  Issuance of common stock                                  1,487,848
  Common stock subscribed                   (144,537)          20,900
  Unearned compensation related to
   issuance of stock for services                 --          (13,900)
  Amortization of unearned compensation           --           41,667
  Foreign currency translation adjustment         --          (10,453)
  NET LOSS                                        --       (1,841,473)
                                           ---------      -----------
Balance at December 31, 1995                      --           (5,088)
  Issuance of common stock                        --           84,330
  Unearned compensation related to
    issuance of stock for services                --          13,900
  Common stock subscribed                         --              --
  Foreign currency translation adjustment         --          (1,012)
  NET LOSS                                        --        (326,247)
                                           ---------      -----------
Balance at March 31,1996                   $      --      $ (234,117)
                                           ---------      -----------
                                           ---------      -----------

                       AMERICAN ENTERTAINMENT GROUP, INC.
                                 AND SUBSIDARIES
                           A Development Stage Company
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 1996 and 1995
                                   (Unaudited)

                                            CUMULATIVE SINCE     MARCH 31,      MARCH 31,
                                                INCEPTION          1996           1995
                                            ----------------    ----------     ----------
Cash flows from operating activities:
 Net Loss                                     $(5,208,355)      $(326,247)     $(551,465)
 Adjustments to reconcile net loss to
   net cash used by operating activities:
     Depreciation and amortization                 22,755           2,063          3,428
     Amortization of unearned compensation         13,900          13,900        (41,667)
     Interest portion of amount due
       for film library                            56,978           9,877             --
     Common stock issued for services           1,878,774          84,330        162,500
     Foreign currency translation                 (13,381)         (1,012)          (412)
     Changes in:
       Accounts receivable                             --              --        (49,743)
       Other current assets                       (15,712)         (1,200)         2,009
Accounts payable and other                      1,389,214          69,847        167,839
                                              -----------       ---------      ---------
Net cash used by operating activities          (1,875,827)       (148,442)      (306,687)
                                              -----------       ---------      ---------
Cash flows from investing activities:
 Purchase of Infomercial rights                  (120,000)             --         (3,750)
 Decrease (Increase) Other Assets                 110,549              --             --
 Purchase of property and equipment               (26,830)             --           (488)
                                              -----------       ---------      ---------
Net cash used by investing activities             (36,281)             --         (4,238)
                                              -----------       ---------      ---------
Cash flows from financing activities:
 Proceeds from issuance of common stock
 (net of stock issue costs of $ 4,000)          1,775,275              --        386,500
 Increase in short term notes payable             197,500          82,500             --
 Repayment of long-term debt                     (126,294)            (--)       (40,137)
                                              -----------       ---------      ---------
Net cash provided by
  financing activities                          1,846,481          82,500        346,363
                                              -----------       ---------      ---------
NET INCREASE (DECREASE) IN CASH                   (65,627)        (65,942)         2,848
Cash, at the beginning of the period                   --             315         32,590
                                              -----------       ---------      ---------
Cash (Indebtedness) - end of the period       $   (65,627)      $ (65,627)     $  35,438
                                              -----------       ---------      ---------
                                              -----------       ---------      ---------

                       (see Notes to Financial Statements)

                                 - 5 -  (continued)

                       AMERICAN ENTERTAINMENT GROUP, INC.
                                AND SUBSIDIARIES
                           A Development Stage Company
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                   Three Months Ended March 31, 1996 and 1995
                                   (Unaudited)

                                            CUMULATIVE SINCE     MARCH 31,      MARCH 31,
                                                INCEPTION          1996           1995
                                            ----------------    ----------     ----------
SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:

    CASH PAID DURING THE YEAR FOR:

       Interest                                $150,168          $10,349         $11,482
                                               --------          -------         -------
                                               --------          -------         -------


SUPPLEMENTAL SCHEDULE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:

Three months ended March 31, 1996

     The Company agreed to issue 397,320 shares of the Company's common stock, valued at $84,330 in lieu of cash payment for consulting professional fees.

Three months ended March 31, 1995

     The Company agreed to issue 325,000 shares of the Company's common stock, valued at $162,500 in lieu of cash payment for consulting fees.

     The Company transferred $52,699 of long term debt to short term.

     Short term notes payable, convertible debt and accrued interest aggregating $365,100 were converted to 730,200 common shares.

                      AMERICAN ENTERTAINMENT GROUP, INC
                         A DEVELOPMENT STAGE COMPANY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1996




1.   FINANCIAL STATEMENTS

     In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments, which include only normal recurring accruals, necessary to present fairly the Company's financial position as at March 31, 1996, the results of operations, changes in stockholders' equity and cash flows for the three month periods ended March 31, 1996 and 1995. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.


2.   COMMON STOCK

     Common shares issued during the three month period ending March 31, 1996, include no shares issued for cash consideration and 397,320 shares issued in lieu of cash payment for various consulting services provided and valued at $84,330.

     At March 31, 1996, a total of approximately 10,420,000 options were outstanding at option prices per share of $ .50 to $2.00.

     At March 31, 1996, a total of 4,159,539 warrants were outstanding at prices per share of $1.00 to $3.00.

     During the period no warrants expired.


3.   SUBSEQUENT EVENTS

     On April 2, 1996, the Company accepted the resignation of Dirk Peper as Vice President, Finance & Chief Financial Officer.

4.   OTHER MATTERS

     The accompanying financial information contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years. In addition, the Company has used substantial amounts of working capital in its operations. Further, at March 31, 1996, current liabilities exceed current assets by $1,946,068.

     In view of these trends, the Company is in the process of seeking additional working capital through various private placements. Although there is no guarantee, management believes that actions presently being taken to provide working capital can be effectively implemented and will allow the Company to continue as a going concern.


5.   COMMITMENTS AND CONTINGENCIES

     Based upon the Company's film library, the Company has entered into several agreements pertaining to the development and commercial exploitation of the film library. The Company has commenced the marketing and sale of its film library product to both mass market and general retailers. The Company also plans to sell videos of motion pictures derived from its films by means of joint ventures with broadcasters and by Video-on-Demand telephone-linked-transmission.

     On September 13, 1995, the Company entered into a Letter of Intent to acquire all of the business interest, both personal and corporate, of Mr. Peter A. Wray. These interests consist of computerized software for image and animation (and integrated processes in connection therewith) relative to the creation and manipulation of motion pictures and associates uses. Pursuant to an Agreement entered into between the Company and Peter A. Wray dated January 15, 1996, all of Mr. Wray's interest regarding the foregoing, in a company known as Imaginetics Inc. has been purchased by the Company in consideration of the sum of $US 500,000 which sum is evidenced by a Promissory Note payable in preferred shares of the Company.

     On October 17, 1995, the Company entered into a Letter of Intent to acquire certain cartoon cels pertaining to "Teenage Mutant Ninja Turtles", as well as other cartoon characters. These cels were to be acquired from a private individual owner for the proposed purchase price of $5,000,000 consisting of $50,000 in cash and the remainder in the form of the company's common stock valued at $5.00 per share. This purchase, which was to close on or before December 15, 1995, was subject to appropriate due diligence by the parties, including a valuation opinion as to the cels. Although this Letter of Intent has expired, a further Letter of Intent was entered into between the Company and Future Arts Limited, which is dated March 15, 1996.

     The Letter of Intent dated March 15, 1996, sets forth the terms related to the purchase of cartoon cels relating to "Care Bears". The purchase of the cels is payable by way of a promissory note in the principal sum of $US 5,000,000, which note is further payable in preferred shares of the Company. The new scheduled closing of the transaction is July 20, 1996.

     Pursuant to Agreements entered into between the Company and its wholly owned subsidiary, AEG Entertainment Limited, (AEL) and The VIP Phone Club, Inc. respectively dated November 28, 1995, November 29, 1995, January 30, 1996, and February 27, 1996, the Company via its subsidiary AEL granted a license to The VIP Phone Club, Inc. (VIP Phone), a Delaware corporation of Baltimore, Maryland, to market, sell and distribute the company's film library consisting of 5,000 vintage motion picture and television series episodes. These Agreements were contingent upon the company and AEL arranging financing with an international banking source regarding VIP Phone's accounts receivable. A commitment regarding a revolving line of credit in the sum of $US 5,000,000 was received by AEL from Banque Nationale de Paris (Canada) (BNP) on February 21, 1996, and the transactions respecting both the financing and the licensing were completed on March 22, 1996.

     On February 4, 1995, the Company entered into an Agreement with MediaLinx Interactive Inc. for the purpose of delivery for test purposes of the product of its library by telephone communication to television sets (Video-on-Demand). MediaLinx Interactive Inc. (MediaLinx) is a company established for the purpose of delivering to the public goods and services by telephone transmission within Canada to television sets (Video-on-Demand). The Company is a participant in such test and will supply a limited amount of titles for such purpose.

6.   OPERATIONS

     Based upon the Company's film library, the Company has entered into several agreements pertaining to the development and commercial exploitation of the film library. The Company has commenced the marketing and sale of its film library product to both mass market and general retailers. The Company also plans to sell videos of motion pictures derived from its films by means of joint ventures with broadcasters and by Video-on-Demand telephone-linked-transmission.

     On September 13, 1995, the Company entered into a letter of Intent to acquire all of the business interest, both personal and corporate, of Mr. Peter A. Wray. These interests consist of computerized software for image and animation (and integrated processes in connection therewith) relative to the creation and manipulation of motion pictures and associates uses. Pursuant to an Agreement entered into between the Company and Peter A. Wray dated January 15, 1996, all of Mr. Wray's interest regarding the foregoing, in a company known as Imaginetics Inc. has been purchased by the Company in consideration of the sum of $US 500,000 which sum is evidenced by a Promissory Note payable in preferred shares of the Company.

     On October 17, 1995, the Company entered into a Letter of Intent to acquire certain cartoon cels pertaining to "Teenage Mutant Ninja Turtles", as well as other cartoon characters. These cels were to be acquired from a private individual owner for the proposed purchase price of $5,000,000 consisting of $50,000 in cash and the remainder in the form of the company's common stock valued at $5.00 per share. This purchase, which was to close on or before December 15, 1995, was subject to appropriate due diligence by the parties, including a valuation opinion as to the cels. Although this Letter of Intent has expired, a further Letter of Intent was entered into between the Company and Future Arts Limited, which was dated March 15, 1996.

     "The Letter of Intent dated March 15, 1996, sets forth the terms related to the purchase of cartoon cels relating to "Care Bears". The purchase of the cels is payable by way of a promissory note in the principal sum of $US 5,000,000, which note is further payable in preferred shares of the Company". The new scheduled closing of the transaction is July 20, 1996.

     Pursuant to Agreements entered into between the Company and its wholly owned subsidiary, AEG Entertainment Limited, (AEL) and The VIP Phone Club, Inc. respectively dated November 28, 1995, November 29, 1995, January 30, 1996, and February 27, 1996, the Company via its subsidiary AEL granted a license to The VIP Phone Club, Inc. (VIP Phone), a Delaware corporation of Baltimore, Maryland, to market, sell and distribute the company's film library consisting of 5,000 vintage motion picture and television series episodes. These Agreements were contingent upon the company and AEL arranging financing with an international banking source regarding VIP Phone's accounts receivable. A commitment regarding a revolving line of credit in the sum of $US 5,000,000 was received by AEL from Banque Nationale de Paris (Canada) (BNP) on February 21, 1996, and the transactions respecting both the financing and the licensing were completed on March 22, 1996.

     On February 4, 1995, the Company entered into an Agreement with MediaLinx Interactive Inc. for the purpose of delivery for test purposes of the product of its library by telephone communication to television sets (Video-on-Demand). MediaLinx Interactive Inc. (MediaLinx) is a company established for the purpose of delivering to the public goods and services by telephone transmission within Canada to television sets (Video-on-Demand). The Company is a participant in such test and will supply a limited amount of titles for such purpose.


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        The Company is a development stage company and as such has not yet commenced full operations. Consolidated revenue for the three months ended March 31, 1996, was $ NIL. In the three month period ended March 31, 1995, the company had revenue of $20,000.

        The main thrust of the Company's activities for the balance of the year will be in sales of products derived from its film libraries through various means to both distributors and retailers. The Company also plans to sell its product via joint ventures and licensing arrangements regarding general broadcast, cable and satellite generated television stations.

        Gross profit for the three months ended March 31, 1996, and March 31, 1995 was $ NIL and $19,386 respectively.

        Selling, general and administrative expenses for three months ended March 31, 1996 were $326,247, an decrease of $244,604 or 43% from the three month period ended March 31, 1995.

        The decrease of $244,604 in selling, general and administrative expenses for the period ended March 31, 1996, over the period ended March 31, 1995 is attributed partly to the issuance of shares in lieu of cash payment for various consulting services provided, as well as substantial decreases in expenses resulting from discontinuation of operations of its main subsidiary.

        Interest expense for the three month periods ended March 31, 1996 and 1995, was $10,349 and $11,482 respectively.

        Since commencement, the Company has devoted the majority of its efforts to researching and refining its marketing activities with a view to developing comprehensive business and merchandising plans, that in management's opinion, when fully implemented, will result in the successful sale and distribution of the Company's goods and services to the general public.

        The Company has successfully acquired a film library consisting of 5,000 motion pictures, television series episodes and motion picture serial chapters. The Company's ability to acquire further film libraries will be dependent upon the availability of its financial resources to do.

        The major cost components associated with the Company's video sales revenue (with the exception of its media cost), are variable in nature, and the Company believes that sufficient revenues will be obtained in order to meet both media costs and the Company's general overhead. The Company's fixed costs for the coming year are estimated to be approximately $1,500,000.

        The Company has no material commitments for capital expenditures in the next twelve months. Such capital requirements that the Company does have in the next twelve months, relate to its Business Plan.

        LIQUIDITY AND CAPITAL RESOURCES

        At March 31, 1996, cash and cash equivalents were $ NIL compared to $35,438 at March 31, 1995.

        The Company expects to require additional capital of approximately $1,500,000 during the remainder of this fiscal year and throughout the next fiscal year, which it will use for all of its operating divisions. The Company expects to generate such capital through a combination of public offerings, private placements, bank operating lines of credit, and cash flow, if any.

PART II OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS

        On December 30, 1993, the Company filed a lawsuit in the District Court for the City and County of Denver, State of Colorado against Bradwell Midwest Limited and Bradley Sears, a former officer and director of the Company. Mr. Sears was alleged to have deliberately misrepresented his abilities, experience, and credentials and thereby unlawfully procured 697,030 shares of the Company. This suit sought the rescission of the 697,030 common shares issued to Bradwell Midwest Limited by the Company and a declaratory judgement to that effect. This suit also claimed damages for misrepresentation and fraud against the defendants respecting their conduct related to the issuance of the said shares.

        On January 10, 1994, without answering the lawsuit filed in Colorado, Bradwell Midwest Limited and Bradley Sears brought an original lawsuit covering the same matter in U.S. District Court, Northern District of Illinois, Eastern Division. The Company, Corporatel International, Inc., and Messrs. Wagman and Sherman were named as defendants in this case. This action was based upon the same transactions as the action brought by the Company against Bradwell Midwest Limited and Mr. Sears. Based upon these transactions, Bradwell and Mr. Sears alleged breach of contract, conversion, fraud, and RICO, among other allegations. The plaintiffs sought $4.5US Million, plus treble damages under the RICO claim. On March 6, 1996, the Federal Court in Illinois dismissed the RICO, conversion and fraud claims against all defendants. In respect to all other matters, a settlement was completed effective March 20, 1996, between the Plaintiffs, the Company and all other defendants, except Harve Sherman, the Company's former President and director.

        On September 26, 1995, the Company filed a lawsuit in the US District Court, Northern District of Texas, Dallas Division, against Securities Transfer Corporation (the Company's stock transfer agent), Harve Sherman, Steve Waxman, Chaos Corporation, Max Sherman Trust, Richview Holdings Limited, and Janice Fox. Messrs. Sherman and Waxman are former officers and directors of the Company, the remaining parties, except for Securities Transfer Corporation, are related persons and entities to Messrs. Sherman and Waxman.

        The action requests the following relief:

        a. That Defendant Securities Transfer Corporation be ordered to maintain all restrictions and legends on the shares and share certificates of the Company's shares controlled by the other Defendants, pending further instructions from the Court;

        b. That the Company's shares of Defendants Harve Sherman, Marcia Sherman, Max Sherman Trust, Chaos Corporation, Richview Holdings, Ltd., Steven Waxman and Janice Fox be ordered canceled and revoked.;

        c. In the alternative, that the transactions by which Defendants obtained the Company's shares be rescinded, with any consideration paid by each returned to each by the Company;

        d. The Defendants Harve Sherman, Marcia Sherman and Steven Waxman disgorge to the Company all profits earned by them on the short-swing transactions alleged in this matter;

        e. That Defendants Harve Sherman, Marcia Sherman and Steven Waxman pay all costs of suit and a reasonable attorney fee to the Company; and

        f. That the Company recover all other relieve to which it may be entitled at law or in equity.

        This action is presently in the preliminary stages of litigation. No substantial discovery has taken place to date.

        Otherwise, no legal proceedings of a material nature to which the Company is a party were pending during the reporting period, and the Company knows of no other legal proceedings of a material nature pending or threatened or judgments entered against any director or officer of the Company in his capacity as such.



ITEM 2. CHANGE IN SECURITIES
        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
        Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        None

ITEM 5. OTHER INFORMATION
        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        (a)    Reports on Form 8-K

(i) On January 25, 1996, the Company issued a Form 8-K, a Report dated January 25, 1996 relating the following:

        * That the Company has entered into an Agreement to acquire 100% of Imaginetics, Inc. (Imaginetics), a Nevada corporation which is in the business of developing proprietary digital products for the motion picture industry. That the transaction is valued at $US 500,000 payable by way of a Promissory Note in the principal sum of $US 500,000 which said Promissory Note is payable in preferred shares of the Company.

        * That the transaction has closed, subject to the delivery of certain documents, and the receipt by the Company of a Fairness Opinion regarding the evaluation of Imaginetics.

(ii) On February 22, 1996, the Company issued a form 8-K, a Report dated February 22, 1996 relating the following:

        * That the Banque Nationale de Paris (Canada) (BNP) has provided a commitment to AEG Entertainment Limited (AEL) a wholly owned
          Canadian subsidiary of the Company, to make available a $US 5,000,000 line of credit to be used to finance the accounts receivable of The VIP Phone Club, Inc. (VIP Phone) a Delaware corporation which in November, 1995 and January, 1996 assigned its accounts receivable to AEL contingent upon the Company obtaining institutional bank financing for the accounts receivable.

        * That in consideration of obtaining the financing the Company shall receive a monthly fee equal to 3% of the monthly accounts receivable financed by BNP.

        * That the Company and AEL have granted a license to VIP Phone to make available to VIP Phone's subscribers the titles contained in the Company's film library.

 (iii) That on March 22, 1996, the Company issued a Form 8-K, a Report dated March 22, 1996 relating to the following.

        * That on March 22, 1996, the Banque Nationale de Paris (Canada) (BNP) provided financing to AEG Entertainment Limited (AEL), a wholly owned Canadian subsidiary of the Company regarding a $US 5,000,000 revolving line of credit to be used to finance the accounts receivable of The VIP Phone Club, Inc. (VIP Phone).

        * VIP Phone, in November, 1995 and in January, 1996, assigned its accounts receivable to AEL contingent upon the Company obtaining institutional bank financing for VIP Phone's accounts receivable. The extension of credit by BNP fulfills that financing contingency.

        * In consideration of obtaining the financing the Company is to receive a monthly fee equal to 3% of the monthly accounts receivable financing advanced by BNP to VIP Phone.

        * That the Company and AEL have granted a license to VIP Phone to make available to VIP Phone's telephone subscribers the titles contained in the Company's film library.


        (b)   EXHIBITS

        No exhibits are filed as part of this report.

                                  SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       AMERICAN ENTERTAINMENT GROUP, INC.
                                       (Registrant)




       Date: May 9, 1996               /s JOEL WAGMAN
                                       ---------------------------------------
                                       Joel Wagman
                                       Chairman of the Board and
                                       Chief Executive Officer




       Date: May 9, 1996               /s SAMUEL C. PAUL
                                       ---------------------------------------
                                       Samuel C. Paul
                                       Treasurer and Chief Accounting Officer