Form 10-Q
period 1996-06-30
AMERICAN ENTERTAINMENT GROUP INC
filed 1996-08-14
CIK 788072

                        U.S. SECURITIES & EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-QSB


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1996

                                          or

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

     For the transition period from           to           .
                                   -----------  -----------
     Commission File No. 0-22174

                          American Entertainment Group. Inc
                          ----------------------------------
          (Exact name of small business issuer as specified in its charter)

           Colorado                                              83-0277375
- -------------------------------                               ----------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization                               identification No.)

160 Bedford Road, Suite 306, Toronto, Ontario, Canada            M5R 2K9
- -----------------------------------------------------         ----------------
     (Address of principal executive offices)                    Zip Code

Issuer's telephone number, including area code (416) 920-1919, or toll free 1-800-358-1919

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.          Yes  X    No
                                               -----    -----

The number of shares outstanding of Registrant's common stock, as of the latest practicable date, July 31, 1996, was 1,891,677 (after the reverse split of July 26, 1996).

NOTE: All numbers of shares, warrants and options provided herein reflect post reverse split numbers.


Total number of sequentially numbered pages in this document: 14

                          AMERICAN ENTERTAINMENT GROUP, INC.

                                        INDEX


PART 1.  FINANCIAL INFORMATION


Item 1.  Financial Statements                                        Page No.

         Condensed Consolidated Balance Sheets-
         June 30, 1996 and December 31, 1995                            1-2

         Condensed Consolidated Statements of
         Operations Six Month periods Ended
         June 30, 1996 and June 30, 1995                                  3

         Condensed Consolidated Statement of Changes
         in Stockholders' Equity- Six Months Ended
         June 30, 1996                                               4 & 4B

         Condensed Consolidated Statement of Cash Flows-
         Six Months Ended June 30, 1996 and June 30, 1995                 5

         Notes to Condensed Consolidated Financial Statements           6-9


Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition                            9-10


PART II. OTHER INFORMATION                                            10-13

         Signatures                                                      14

                          AMERICAN ENTERTAINMENT GROUP, INC.
                                   AND SUBSIDIARIES
                             A DEVELOPMENT STAGE COMPANY
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)


            ASSETS

                                              JUNE 30, 1996    DECEMBER 31, 1995
                                               (UNAUDITED)         (AUDITED)


Current Assets:

Cash                                         $         --       $           315
Inventory                                              7,728              7,801
Prepaid expenses and deposits                          6,692              6,711
                                             ---------------    ---------------
           Total current assets                       14,420             14,827
                                             ---------------    ---------------
Property and equipment at cost
  Office furniture and equipment                      16,976             16,976
  Computer equipment                                   9,782              9,854
                                             ---------------    ---------------
                                                      26,758             26,830
           Less Accumulated Depreciation              13,963             11,315
                                             ---------------    ---------------
           Net property and equipment                 12,795             15,515
                                             ---------------    ---------------
Other assets:

Film library ownership                             1,847,478          1,847,478
Other assets                                           5,608              6,324
                                             ---------------    ---------------
           Total other assets                      1,853,086          1,853,802
                                             ---------------    ---------------
                                             $     1,880,301    $     1,884,144
                                             ---------------    ---------------
                                             ---------------    ---------------


                          See Notes to Financial Statements

                          AMERICAN ENTERTAINMENT GROUP, INC.
                                   AND SUBSIDIARIES
                             A Development Stage Company
                  CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                                     (Unaudited)



                         LIABILITIES and STOCKHOLDERS' EQUITY



                                              June 30,1996    December 31, 1995
                                              (Unaudited)         (Audited)

Current Liabilities:
 Bank Indebtedness                           $        34,105    $          --
 Current portion of long-term debt                   632,736            612,982
 Short term note payable                              41,666               --
 Accounts payable                                    494,257            535,611
 Accrued expenses                                    721,215            585,336
                                             ---------------    ---------------

          Total current liabilities                1,923,979          1,733,929
                                             ---------------    ---------------

Long Term Debt:
 Note payable                                        155,303            155,303
                                             ---------------    ---------------

Stockholders' Equity:
 Common stock no per value:
  authorized 700,000,000 shares;
  issued 1,883,678 and 1,462,985 shares            5,226,897          4,903,289
 Unearned compensation                                  --              (13,900)
 Foreign currency translation adjustment             (11,991)           (12,369)
 Deficit accumulated during the development
  stage                                           (5,413,887)        (4,882,108)
                                             ---------------    ---------------

Total stockholders' equity (deficit)                (198,981)            (5,088)
                                             ---------------    ---------------

                                             $     1,880,301    $     1,884,144
                                             ---------------    ---------------
                                             ---------------    ---------------

                          SEE NOTES TO FINANCIAL STATEMENTS

                          AMERICAN ENTERTAINMENT GROUP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               Six and Three Month Periods Ended June 30, 1996 and 1995
                                     (Unaudited)


                                                                Six Months Ended                     Three Months Ended
                                     Cumulative Since       June 30, 1996    June 30, 1995      June 30, 1996      June 30,1995
                                     Inception


Sales                                 $      156,056     $      116,124     $       20,000     $      116,124     $       20,000
Cost of Sales                                 22,015              7,698                614              7,698                614
                                      --------------     --------------     --------------     --------------     --------------
         Gross Profit                        134,041            108,426             19,386            108,426             19,386
                                      --------------     --------------     --------------     --------------     --------------
Operating Expenses:

Selling, general and administrative
 expenses                                  5,373,251            615,696          1,099,838            299,798            565,625
Interest                                     174,677             24,509             27,373             14,160             10,121
                                      --------------     --------------     --------------      -------------     --------------
Total operating expenses                   5,547,928            640,205          1,127,211            313,958            575,746
                                      --------------     --------------     --------------     --------------     --------------
Loss from continuing operations           (5,380,903)          (531,779)        (1,107,825)          (205,532)          (556,360)
Discontinued Operations
 Loss from discontinued operations           (32,984)                 -                  -                  -                  -
                                      --------------     --------------     --------------     --------------     --------------
NET LOSS                              $   (5,413,887)    $     (531,779)    $   (1,107,825)    $     (205,532)    $     (556,360)
                                      --------------     --------------     --------------     --------------     --------------
                                      --------------     --------------     --------------     --------------     --------------
LOSS PER SHARE:

Loss from continuing operations                (6.00)             (3.30)             (0.90)             (1.20)             (0.50)
Loss from discontinued operations              (0.10)                 -                  -                  -                  -
                                      --------------     --------------     --------------     --------------     --------------
NET LOSS                                       (6.10)             (3.30)             (0.90)             (1.20)             (0.50)
                                      --------------     --------------     --------------     --------------     --------------
Weighted average shares
 outstanding - (see Note 3)                  897,980          1,619,820          1,151,891          1,765,375          1,149,264
                                      --------------     --------------     --------------     --------------     --------------
                                      --------------     --------------     --------------     --------------     --------------



                          See Notes to Financial Statements

                          AMERICAN ENTERTAINMENT GROUP, INC.

                             A Development Stage Company
         CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                    June 30, 1996




                                                                                                           Foreign
                                             Common Stock Outstanding     Common                          Currency
                                                                        Stock to Be     Unearned         Translation
                                               Shares         Amounts     Issued       Compensation        Adjustment
                                           --------------------------------------------------------------------------

Balance at April 23, 1992 (inception)
 Issuance of common stock                        428,000   $      150            --           --                 --
 NET LOSS
                                           --------------------------------------------------------------------------

Balance at December 31, 1992                     428,000          150            --           --                 --
 Issuance of common stock                        406,914    2,719,197            --           --                 --
 Common stock issued in reverse
  acquisition (Note B)                            70,000           --            --           --                 --
 Common stock subscribed                              --           --        62,066           --                 --
 NET LOSS                                             --           --            --           --                 --
                                           --------------------------------------------------------------------------

Balance at December 31, 1993                     904,914    2,719,347        62,066           --                 (40)
 Issuance of common stock                        145,118      696,094        (8,449)          --                 --
 Common stock subscribed                              --           --        70,000           --                 --
 Unearned compensation related to
  issuance of stock for services                      --           --            --       (75.000)               --
 Amortization of unearned compensation                --           --            --        33,333                --
 Foreign currency translation adjustment              --           --            --           --              (1,876)
 NET LOSS                                             --           --            --           --                 --
                                           --------------------------------------------------------------------------

Balance at December 31, 1994                   1,050,032    3,415,441       123,637       (41,667)            (1,916)
 Issuance of common stock                        412,959    1,487,848            --           --                 --
 Common stock subscribed                              --           --      (123,637)          --                 --
 Unearned compensation related to
  issuance of stock for services                      --           --            --       (13,900)               --
 Amortization of unearned compensation                --           --            --        41,667                --
 Foreign currency translation adjustment                           --            --           --             (10,453)
 NET LOSS                                             --           --            --           --                 --
                                           --------------------------------------------------------------------------

Balance at December 31, 1995                   1,462,985    4,903,269            --       (13,900)           (12,369)
 Issuance of common stock                         39,732       84,330            --           --                 --
 Unearned compensation related to
  issuance of stock for services--                    --           --                      13,900                --
 Common stock subscribed                              --           --            --           --                 --
 Foreign currency translation adjustment                           --            --           --              (1,012)
 NET LOSS                                             --           --            --           --                 --
                                           --------------------------------------------------------------------------

Balance at March 31, 1996                      1,502,717   $4,987,619     $      --     $      --         $  (13,381)


                                               Deficit
                                             Accumulated          Notes/
                                             During The        Subscriptions
                                          Development Stage     Receivable            Total
                                        ----------------------------------------------------
Balance at April 23, 1992 (inception)
 Issuance of common stock                             --       $       (150)             --
 NET LOSS                                        (89,500)                           (89,500)
                                        ----------------------------------------------------

Balance at December 31, 1992                     (89,500)              (150)        (89,500)
 Issuance of common stock                             --            (12,745)      2,706,452
 Common stock issued in reverse
  acquisition (Note B)                                --                  --             --
 Common stock subscribed                              --            (61,586)            500
 NET LOSS                                     (1,608,553)                 --     (1,608,553)
                                        ----------------------------------------------------

Balance at December 31, 1993                  (1,698,053)           (74,461)      1,006,059
 Issuance of common stock                             --                (56)        697,589
 Common stock subscribed                              --            (70,000)             --
 Unearned compensation related to
  issuance of stock for services                      --                  --        (75,000)
 Amortization of unearned compensation                --                  --         33,333
 Foreign currency translation adjustment              --                  --         (1,876)
 NET LOSS                                     (1,342,562)                 --     (1,342,562)
                                        ----------------------------------------------------

Balance at December 31, 1994                  (3,040,635)          (144,537)        310,323
 Issuance of common stock                             --                  --      1,487,848
 Common stock subscribed                              --           (144,537)         20,900
 Unearned compensation related to
  issuance of stock for services                 (13,900)                 --        (13,900)
 Amortization of unearned compensation                --                  --         41,667
 Foreign currency translation adjustment              --                  --        (10,453)
 NET LOSS                                     (1,841,473)                 --     (1,841,473)
                                        ----------------------------------------------------

Balance at December 31, 1995                  (4,882,108)                 --         (5,088)
 Issuance of common stock                             --                  --         84,330
 Unearned compensation related to
  issuance of stock for services                      --                  --         13,900
 Common stock subscribed                              --                  --             --
 Foreign currency translation adjustment              --                  --         (1,012)
 NET LOSS                                       (326,247)                 --       (326,247)
                                        ----------------------------------------------------

Balance at March 31, 1996                 $   (5,208,355)      $          --    $  (234,117)


                          AMERICAN ENTERTAINMENT GROUP, INC
                             A Development Stage Company
         CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                    June 30, 1996


                                                    Common Stock Outstanding                  Common
                                                                                            Stock to Be           Unearned
                                                    Shares           Amounts                  Issued            Compensation
                                            -----------------------------------------------------------------------------------


Balance of March 31, 1996                         1,502,717         $ 4,987,619                $  -                $  -



 Issuance of common stock                           380,961           1,439,278
 Unearned compensation related to
  issuance of stock for services
 Foreign currency translation adjustment
 NET LOSS
                                              -----------------------------------------------------------------------------------
Balance at June 30, 1996                          1,883,678         $ 6,426,897                   -                   -
                                              -----------------------------------------------------------------------------------
                                              -----------------------------------------------------------------------------------





                                                                     Deficit
                                                  Foreign          Accumulated
                                                  Currency          During The               Notes/
                                                 Translation       Development           Subscriptions
                                                 Adjustment           Stage                Receivable         Total
                                             --------------------------------------------------------------------------

Balance of March 31, 1996                       $  (13,381)        $ (5,208,355)                            $ (234,117)



 Issuance of common stock                                                                (1,200,000)           239,278
 Unearned compensation related to
  issuance of stock for services
 Foreign currency translation adjustment              1,390                                                      1,390
 NET LOSS                                                              (205,532)                              (205,532)
                                             --------------------------------------------------------------------------

Balance at June 30, 1996                         $  (11,991)       $ (5,413,887)       $ (1,200,000)        $ (196,981)
                                             ---------------------------------------------------------------------------
                                             ---------------------------------------------------------------------------

                                          -4B-

                          AMERICAN ENTERTAINMENT GROUP, INC.
                                   AND SUBSIDIARIES
                             A DEVELOPMENT STAGE COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                     (UNAUDITED)



                                                                           Cumulative Since      June 30,1996      June 30,1995
                                                                              Inception

Cash flows from operating activities:
 Net Loss                                                                 $    (5,413,887)      $    (531,779)   $    (1,107,825)
 Adjustments to reconcile net loss to
   net cash used by operating activities:
   Depreciation and amortization                                                   25,046               4,354              4,098
    Amortization of unearned compensation                                          13,900              13,900             41,667

   Interest portion of amount due for
     film library                                                                  66,855              19,754              9,877
   Common stock issued for services                                             1,904,300             109,056            574,250
   Foreign currency translation                                                   (11,991)                378               (695)
   Changes in:  Accounts Receivable                                                  --                  --              (24,102)
                Other current assets                                              (14,531)                (19)            (1,479)
Accounts payable and other                                                      1,413,087              93,720            262,629
                                                                            -------------       -------------       ------------
Net cash used by operating activities                                          (2,017,221)           (289,836)          (241,580)
                                                                            -------------       -------------       ------------

Cash flows from investing activities:
 Purchase of infomercial rights                                                  (120,000)               --               (3,750)
 Decrease (increase) Other Assets                                                 110,549                --                 (750)
 Purchase of property and equipment                                               (26,830)               --                 (967)
                                                                            -------------       -------------       ------------
Net cash used by investing activities                                             (36,281)               --               (5,467)
                                                                            -------------       -------------       ------------

Cash flows from financing activities
 Proceeds from issuance of common
 stock (net of stock issue costs of $4,000)                                     1,989,025             213,750            271,500
 Increase in short-term notes payable                                             156,666              41,666               --
 Repayment of long-term debt                                                     (126,294)               --              (40,137)
                                                                            -------------       -------------       ------------
Net cash provided by financing activities                                       2,019,397             255,416            231,363
                                                                            -------------       -------------       ------------
NET INCREASE (DECREASE) IN CASH                                                   (34,105)            (34,420)           (15,684)
Cash, at the beginning of the period                                                 --                   315             32,590
                                                                            -------------       -------------       ------------
Cash (Deficiency) at the end of the period                                   $    (34,105)       $    (34,105)       $    16,906
                                                                            -------------       -------------       ------------
                                                                            -------------       -------------       ------------





                          See notes to Financial Statements

                          AMERICAN ENTERTAINMENT GROUP, INC
                             A Development Stage Company
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    June 30, 1996


1.  FINANCIAL STATEMENTS

    In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments, which include only normal recurring accruals, necessary to present fairly the Company's financial position as at June 30, 1996, the results of operations, changes in stockholders' equity and cash flows for the six month periods ended
    June 30, 1996 and 1995. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.


2.  COMMON STOCK

    Common shares issued during the six month period ending June 30, 1996, include 130,750 shares issued for cash or equivalent consideration and 49,943 shares issued in lieu of cash payment for various consulting services provided and valued at $109,856.

    At June 30, 1996, a total of approximately 917,000 options were outstanding at option prices per share of $5.00CENTS to $20.00.

    At June 30, 1996, a total of 415,954 warrants were outstanding at prices per share of $10.00 to $30.00.

    During the period no warrants expired.


3.  SUBSEQUENT EVENTS

    On July 18, 1996, the Company authorized a reverse split in the common shares of the Company, issuing one new common share in exchange for ten common shares previously held, effective July 29, 1996. The financial statements have been prepared reflecting the above event.

    On July 18, 1996, the Company entered into an agreement with First Bermuda Securities relative to a Private Placement of the Company's shares regarding the sum of $1,250,000.

    On July 23, 1996, the Company signed a Definitive Agreement to acquire all of the assets of 3G VideoCassette Corporation. Pursuant to the Agreement the Company is to pay a total of $US 1,500,000 being the sum of $800,000 in cash and the remaining $700,000 by way of common stock in the Company.

4.  OTHER MATTERS

    The accompanying financial information contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years. In addition, the Company has used substantial amounts of working capital in its operations. Further, at June 30, 1996, current liabilities exceed current assets by $1,909,559.

    In view of these trends, the Company is in the process of seeking additional working capital through various private placements. Although there is no guarantee, management believes that actions presently being taken to provide working capital can be effectively implemented and will allow the Company to continue as a going concern.

    On April 9, 1996 the Company authorized a loan to Joel Wagman, Samuel Paul, and J.R.Y. Hugo, in the aggregate sum of $1,200,000 being $400,000 each for the purpose of exercising their respective options at .50 CENTS per share (post reverse split - $5.00 per share) in the aggregate amount of 2,400,000 (post reverse split - 240,000) restricted shares. Notice of same was given in accord with the prevailing Colorado statute. In respect to the said loan, Messrs. Wagman, Paul and Hugo entered into a security agreement with the Company whereby the Company has a separate first charge and lien upon the said shares until paid in full by each of Messrs. Wagman, Paul and Hugo respectively.

5.  COMMITMENTS AND CONTINGENCIES

    Based upon the Company's film library, the Company has entered into several agreements pertaining to its development and commercial exploitation. The Company has commenced the marketing and sale of its film library product to both mass market and general retailers. The Company also plans to sell videos of motion pictures derived from its films by means of joint ventures with broadcasters and by Video-on-Demand telephone-linked-transmission.

    On February 4,1995, the Company entered into an Agreement with MediaLinx Interactive Inc. of Toronto, Canada for the purpose of delivery for test purposes of the product of its library by telephone communication to television sets (Video-on-Demand). MediaLinx Interactive Inc. of (MediaLinx) is a company established for the purpose of delivering to the public goods and services by telephone transmission within Canada to television sets (Video-on-Demand). The Company is a participant in such test and will supply a limited amount of titles for such purpose.

    On September 13, 1995, the Company entered into a Letter of Intent to acquire all of the business interest, both personal and corporate, of Mr. Peter A. Wray. These interests consist of computerized software for image and animation (and integrated processes in connection therewith) relative to the creation and manipulation of motion pictures and associates uses. Pursuant to an Agreement entered into between the Company and Peter A. Wray dated January 15, 1996, all of Mr. Wray's interest regarding the foregoing, in a company known as Imaginetics Inc. has been purchased by the Company in consideration of the sum of $US 500,000 which sum is evidenced by a Promissory Note payable in common shares of the Company.

    Pursuant to Agreements entered into between the Company and its wholly owned subsidiary, AEG Entertainment Limited, (AEL) and The VIP Phone Club, Inc. respectively dated November 28,1995, November 29,1995, January 30,1996, and February 27, 1996, the Company via its subsidiary AEL granted a license to The VIP Phone Club, Inc. (VIP Phone), a Delaware corporation of Baltimore, Maryland, to market, sell and distribute the company's film library consisting of 5,000 vintage motion picture and television series episodes. These Agreements were contingent upon the company and AEL arranging financing with an international banking source regarding VIP Phone's accounts receivable. A commitment regarding a revolving line of credit in the sum of $US 5,000,000 was received by AEL from Banque Nationale de Paris (Canada) (BNP) on February 21, 1996, and the transactions respecting both the financing and the licensing were completed on March 22,1996.


6.  OPERATIONS

    Based upon the Company's film library, the Company has entered into several agreements pertaining to its development and commercial exploitation. The Company has commenced the marketing and sale of its film library product to both mass market and general retailers. The Company also plans to sell videos of motion pictures derived from its films by means of joint ventures with broadcasters and by Video-on-Demand telephone-linked-transmission.

    On February 4, 1995, the Company entered into an Agreement with MediaLinx Interactive Inc. of Toronto, Canada for the purpose of delivery for test purposes of the product of its library by telephone communication to television sets (Video-on-Demand). MediaLinx Interactive Inc. (MediaLinx) is a company established for the purpose of delivering to the public goods and services by telephone transmission within Canada to television sets (Video-on-Demand). The Company is a participant in such test and will supply a limited amount of titles for such purpose.

    On September 13, 1995, the Company entered into a letter of intent to acquire all of the business interest, both personal and corporate, of Mr. Peter A. Wray. These interests consist of computerized software for image and animation (and integrated processes in connection therewith) relative to the creation and manipulation of motion pictures and associates uses. Pursuant to an Agreement entered into between the Company and

    Peter A. Wray dated January 15, 1996, all of Mr. Wray's interest regarding the foregoing, in a company known as Imaginetics Inc. has been purchased by the Company in consideration of the sum of $US 500,000 which sum is evidenced by a Promissory Note payable in common shares of the Company.

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

ITEM 2

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS QF OPERATIONS

    The Company is a development stage company and as such has not yet commenced full operations. Consolidated revenue for the six months ended June 30, 1996, was $116,124. In the six month period ended June 30 1995, the company had revenue of $20,000.

    The main thrust of the Company's activities for the balance of the year will be in sales of products derived from its film libraries through various means to both distributors and retailers. The Company also plans to sell its product via joint ventures and licensing arrangements regarding general broadcast, cable and satellite generated television stations.

    Gross profit for the six months ended June 30, 1996, and June 30, 1995 was $108,426 and $19,386 respectively.

    Selling, general and administrative expenses for six months ended June 30, 1996 were $615,696, a decrease of $484,142 or 44% from the three month period ended June 30, 1995.

    The decrease of $484,142 in selling, general and administrative expenses for the period ended June 30, 1996, over the period ended June 30, 1995 is attributed partly to the decreased issuance of shares in lieu of cash payment for various consulting services provided, as well as substantial decreases in expenses resulting from discontinuation of operations of its main subsidiary.

    Interest expense for the six month periods ended June 30, 1996 and 1995, was $24,509 and $27,373 respectively.

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

    LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 1996, bank indebtedness was $34,105 compared to $16,906 cash balance at June 30, 1995.

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

ITEM 1.  LEGAL PROCEEDINGS

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

    b. That the Company's shares of Defendants Herve Sherman, Marcia Sherman, Max Sherman Trust, Chaos Corporation, Richview Holdings, Ltd., Steven Waxman and Janice Fox be ordered canceled and revoked;

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


    On June 27, 1996, the Company obtained a Default Judgment Order against all Defendants except Securities Transfer Corporation. Subsequently, in July 1996, the defaulting Defendants moved to set aside the Default Judgment Order. As of the date hereof, there has been no disposition as to the defaulting Defendants pending motion.

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


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None


ITEM 5.  OTHER INFORMATION
         None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Reports on Form 8-K

(i) On January 25,1996, the Company issued a Form 8-K, a Report dated January 25, 1996 relating the following:

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

(iii) That on March 22, 1996, the Company issued a Form 8-K, a Report dated March 22, 1996 relating to the following.

    * That on March 22,1996, the Banque Nationale de Paris (Canada) (BNP) provided financing to AEG Entertainment Limited (AEL), a wholly owned Canadian subsidiary of the Company regarding a $US 5,000,000 revolving line of credit to be used to finance the accounts receivable of The VIP Phone Club, Inc. (VIP Phone).

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

(iv) That on May 8, 1996, the Company issued a Form 8K, a Report dated May 8, 1996, whereby the Company has entered into a joint venture with VIP Cellular, Inc., a private company affiliated with the VIP Phone Club, Inc. respecting the development of debit cellular platform for the Canadian cellular market.

(v) That on June 10, 1996, the Company issued a Form 8K, a Report dated June 11, 1996, whereby the Company signed a Letter of Intent to acquire all of the assets of 3G VideoCassette Corporation, a private California company in the video reproduction and marketing business.

(vi) That on June 18, 1996, the Company issued a Form 8K, a Report dated June 18, 1996, that as of June 17, 1996, the Company canceled an Agreement with Future Arts Limited relating to Care Bares animation cels due to the fact that the Company could not verify ownership of the cels.

(vi) That on July 23, 1996, the Company issued a Form 8K, a Report dated July 25, 1996, whereby the Company signed a Definitive Agreement to acquire all of the assets of 3G VideoCassette Corporation. The Company agreed to pay a total of $US 1,500,000, being the sum of $800,000 in cash, and the remaining $700,000 in the common stock of the Company.

(b)   EXHIBITS

No exhibits are filed as part of this report.


                                      SIGNATURES
                                      --------------------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       American Entertainment Group, Inc.
                                       ----------------------------------
                                       (Registrant)



Date: August 14,1996                   /s/ Joel Wagman
                                       ---------------
                                       Joel Wagman
                                       Chairman of the Board and
                                       Chief Executive Officer





Date: August 14, 1996                  /s/ Samuel C. Paul
                                       ------------------
                                       Samuel C. Paul
                                       Treasurer and Chief Accounting Officer