Form 10QSB
period 1996-09-30
AMERICAN ENTERTAINMENT GROUP INC
filed 1996-11-18
CIK 788072

                   U.S. SECURITIES & EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 1996.

                                     or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from __________ to __________.

    Commission File No. 0-22174

                   AMERICAN ENTERTAINMENT GROUP, INC.
                   ----------------------------------
    (Exact name of small business issuer as specified in its charter)

          COLORADO                                             83-0277375
-------------------------------                             ---------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization                             Identification No.)

160 BEDFORD ROAD, SUITE 306, TORONTO, ONTARIO, CANADA             M5R 2K
-----------------------------------------------------             ------
(Address of principal executive offices)                         Zip Code

Issuer's telephone number, including area code (416) 920-1919, or toll free 1-800-358-1919

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.          Yes   x    No
                                                             ---      ---
The number of shares outstanding of Registrant's common stock, as of the latest practicable date, October 31, 1996, was 2,391,296 (after the reverse split of July 26, 1996).

NOTE: All numbers of shares, warrants and options provided herein reflect post reverse split numbers.

Total number of sequentially numbered pages in this document: 15

                          AMERICAN ENTERTAINMENT GROUP, INC.


                                        INDEX
                                        -----


PART I.       FINANCIAL INFORMATION
              ---------------------

Item 1.       Financial Statements                                   Page No.

              Condensed Consolidated Balance Sheets-
              September 30, 1996 and December 31, 1995                   1-2

              Condensed Consolidated Statements of
              Operations Nine Month periods Ended
              September 30, 1996 and September 30, 1995                    3

              Condensed Consolidated Statement of Changes
              in Stockholders' Equity- Nine Months Ended
              September 30, 1996                                      4 & 4B

              Condensed Consolidated Statement of Cash Flows-
              Nine Months Ended September 30, 1996 and
              September 30, 1995                                           5

              Notes to Condensed Consolidated Financial Statements       6-9


Item 2.       Management's Discussion and Analysis of Results of
              Operations and Financial Condition                          10


PART II.      OTHER INFORMATION                                        11-14

              Signatures                                                  15

                       AMERICAN ENTERTAINMENT GROUP, INC.
                               AND SUBSIDIARIES
                        A DEVELOPMENT STAGE COMPANY
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)


       ASSETS


                                        SEPTEMBER 30, 1996   DECEMBER 31, 1995
                                           (UNAUDITED)           (AUDITED)

Current Assets:

Cash                                       $    7,297            $      315
Inventory                                       7,728                 7,801
Prepaid Expenses and deposits                   8,232                 6,711
                                           ----------            ----------
    Total current assets                       23,257                14,827
                                           ----------            ----------

Property and equipment, at cost
  Office furniture and equipment               16,976                16,976
  Computer equipment                            9,914                 9,854
                                           ----------            ----------
                                               26,890                26,830
     Less Accumulated Depreciation             15,376                11,315
                                           ----------            ----------
     Net property and equipment                11,514                15,515
                                           ----------            ----------

Other assets:

Film library ownership                      1,847,478             1,847,478
Other assets                                    4,783                 6,324
                                           ----------            ----------
    Total other assets                      1,852,261             1,853,802
                                           ----------            ----------
                                           $1,887,032            $1,884,144
                                           ----------            ----------
                                           ----------            ----------



                           See Notes to Financial Statements

                       AMERICAN ENTERTAINMENT GROUP, INC.
                               AND SUBSIDIARIES
                        A DEVELOPMENT STAGE COMPANY
              CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                                 (UNAUDITED)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                        SEPTEMBER 30, 1996   DECEMBER 31, 1995
                                           (UNAUDITED)           (AUDITED)

Current Liabilities:
  Current portion of long-term debt        $  642,413           $   612,982
  Short term note payable                      41,667                 --
  Accounts payable                            351,874               535,611
  Accrued expenses                            324,124               585,336
                                          -----------           -----------
    Total current liabilities               1,360,078             1,733,929
                                          -----------           -----------

Long Term Debt:
  Note payable                                155,503               155,303
                                          -----------           -----------

Stockholders' Equity:
  Common stock, no par value;
   authorized 700,000,000 shares;
   issued 2,381,296 and 1,462,985 shares    5,648,685             4,903,289
  Common stock to be issued                   188,431                 --
  Unearned compensation                          --                 (13,900)
  Foreign currency translation adjustment     (13,825)              (12,369)
  Deficit accumulated during the
   development stage                       (5,451,840)           (4,882,108)
                                          -----------           -----------
Total stockholders' equity (deficit)          371,451                (5,088)
                                          -----------           -----------

                                          $ 1,887,032           $ 1,884,144
                                          -----------           -----------
                                          -----------           -----------


                           See Notes to Financial Statements

                       AMERICAN ENTERTAINMENT GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                 (UNAUDITED)

                                        CUMULATIVE SINCE          NINE MONTHS ENDED                THREE MONTHS ENDED
                                            INCEPTION      SEPT. 30, 1996    SEPT. 30, 1995     SEPT. 30, 1996   SEPT. 30, 1995

Sales                                     $    241,735        $  201,803       $    20,000         $   85,679       $   20,000
Cost of Sales                                   22,015             7,698               614                                 614
                                          ------------        ----------       -----------         ----------       ----------
    Gross Profit                               219,720           194,105            19,386             85,679           19,386
                                          ------------        ----------       -----------         ----------       ----------

Operating Expenses:

Selling, general and adminstrative
 expenses                                    5,486,807           729,252         1,323,687            113,556          237,465
Interest                                       184,753            34,585            36,546             10,076           14,943
                                          ------------        ----------       -----------         ----------       ----------
Total operating expenses                     5,671,560           763,837         1,360,233            123,632          252,408
                                          ------------        ----------       -----------         ----------       ----------
Loss from continuing operations             (5,418,856)         (569,732)       (1,340,847)           (37,953)        (233,022)
Discontinued Operations
 Loss from discontinued operations             (32,984)           --               --                 --               --
                                          ------------        ----------       -----------         ----------       ----------
NET LOSS                                  $ (5,451,840)       $ (569,732)      $(1,340,847)        $  (37,953)      $ (233,022)
                                          ------------        ----------       -----------         ----------       ----------
                                          ------------        ----------       -----------         ----------       ----------
LOSS PER SHARE:

Loss from continuing operations           $      (5.83)       $    (0.32)      $     (1.12)        $   (0.019)      $   (0.195)
Loss from discontinued operations                (0.03)           --                --                 --               --
                                          ------------        ----------       -----------         ----------       ----------
NET LOSS                                  $      (5.86)       $    (0.32)      $     (1.12)        $   (0.019)      $   (0.195)
                                          ------------        ----------       -----------
Weighted average shares
 outstanding - (see Note 3)                    929,839         1,759,234         1,189,807          2,035,022        1,194,782
                                          ------------        ----------       -----------         ----------       ----------
                                          ------------        ----------       -----------         ----------       ----------

                               See Notes to Financial Statements

                           AMERICAN ENTERTAINMENT GROUP, INC.
                               A DEVELOPMENT STAGE COMPANY
         CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   SEPTEMBER 30, 1996

                                                                                           DEFICIT
                                                                               FOREIGN   ACCUMULATED
                       COMMON STOCK OUTSTANDING    COMMON                      CURRENCY    DURING THE       NOTES/
                                                 STOCK TO BE     UNEARNED    TRANSLATION  DEVELOPMENT   SUBSCRIPTIONS
                         SHARES      AMOUNTS        ISSUED     COMPENSATION   ADJUSTMENT     STAGE        RECEIVABLE     TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
Balance at April 23,
 1992 (Inception)
   Issuance of common
    stock                 428,000  $      150            --           --            --    $        --   $      (150)           --
   NET LOSS                                                                                   (89,500)                    (89,500)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31,
 1992                     428,000  $      150     $      --           --            --    $   (89,500)  $      (150)  $   (89,500)
   Issuance of common
    stock                 406,914   2,719,197            --           --            --             --       (12,745)    2,706,452
   Common Stock issued
    in reverse
    acquisition (Note B)   70,000          --            --           --            --             --            --            --
   Common stock
    subscribed                 --          --        62,066           --            --             --       (61,586)          500
   NET LOSS                    --          --            --           --            --     (1,608,553)           --    (1,608,553)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31,
 1993                     904,914  $2,719,347     $  62,066           --      $    (40)   $(1,698,053)  $   (74,461)  $ 1,006,859
   Issuance of common
    stock                 145,118     696,094        (8,449)          --            --             --           (56)      697,589
   Common stock
    subscribed                 --          --        70,000           --            --             --       (70,000)           --
   Unearned compensation
    related to issuance
    of stock for services      --          --            --      (75,000)           --             --            --       (75,000)
   Amortization of unearned
    compensation                           --            --       33,333            --             --            --        33,333
   Foreign currency
    translation adjustment     --          --            --           --        (1,876)            --            --        (1,876)
   NET LOSS                    --          --            --           --            --     (1,342,562)           --    (1,342,562)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31,
 1994                   1,050,032  $3,415,441     $ 123,637     $(41,667)     $ (1,916)   $(3,040,635)  $  (144,537)  $   310,323
  Issuance of common
   stock                  412,953   1,487,848            --           --            --             --            --      1,487,848
  Common stock
   subscribed                  --          --      (123,637)          --            --             --      (144,537)        20,900
  Unearned compensation
   related to issuance of
   stock for services          --          --            --      (13,900)           --        (13,900)           --        (13,900)
  Amortization of unearned
   compensation                            --            --       41,667            --             --            --         41,667
  Foreign currency
   translation adjustment                  --            --           --       (10,453)            --            --        (10,453)
  NET LOSS                     --          --            --           --            --     (1,841,473)           --     (1,841,473)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31,
 1995                   1,462,985  $4,903,289            --     $(13,900)     $(12,369)   $(4,882,108)  $        --   $     (5,088)
  Issuance of common
   stock                   39,732      84,330            --           --            --             --            --         84,330
  Unearned compensation
   related to issuance
   of stock for services       --          --            --       13,900            --             --            --         13,900
  Common stock subscribed      --          --            --           --            --             --            --             --
  Foreign currency
   translation adjustment                  --            --           --        (1,012)            --            --         (1,012)
  NET LOSS                     --          --            --           --            --       (326,247)           --       (326,247)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at March 31,
 1996                   1,502,717  $4,987,619     $      --     $     --      $(13,381)   $(5,208,355)  $        --   $    (234,117)

                           AMERICAN ENTERTAINMENT GROUP, INC.
                               A DEVELOPMENT STAGE COMPANY
         CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  SEPTEMBER 30, 1996

                                                                                           DEFICIT
                                                                               FOREIGN   ACCUMULATED
                       COMMON STOCK OUTSTANDING    COMMON                      CURRENCY    DURING THE       NOTES/
                                                 STOCK TO BE     UNEARNED    TRANSLATION  DEVELOPMENT   SUBSCRIPTIONS
                         SHARES      AMOUNTS        ISSUED     COMPENSATION   ADJUSTMENT     STAGE        RECEIVABLE     TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
Balance at March 31,
 1996                   1,502,717  $4,987,619     $      --     $     --      $(13,381)   $(5,208,355)                $    (234,117)

  Issuance of common
   stock                  380,961   1,439,278                                                            (1,200,000)        239,278
  Foreign currency
   translation adjustment                                                        1,390                                        1,390
  NET LOSS                                                                                   (205,532)                     (205,532)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at June 30,
 1996                  1,883,678   $6,426,897     $      --     $     --      $(11,991)   $(5,413,887)  $(1,200,000)  $    (198,981)

  Issuance of common
   stock                 497,618   $  421,787     $      --     $     --      $     --    $        --                 $     421,787
  Common stock to be
   issued                                           188,432                                                                 188,432
  Foreign currency
   translation adjustment                                                       (1,834)                                      (1,834)
  NET LOSS                                                                                    (37,953)                      (37,953)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30,
 1996                  2,381,296   $6,848,684     $188,432      $     --      $(13,825)   $(5,451,840)  $(1,200,000)  $     371,451
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

                                               -4B-

                        AMERICAN ENTERTAINMENT GROUP, INC.
                               AND SUBSIDIARIES
                          A DEVELOPMENT STAGE COMPANY
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)

                                             CUMULATIVE SINCE
                                                 INCEPTION      SEPTEMBER 30, 1996   SEPTEMBER 30, 1995
Cash flows from operating activities:
  Net Loss                                     $(5,451,840)         $(569,732)          $(1,340,847)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
    Depreciation and amortization                   27,190              6,498                 6,247
    Amortization of unearned compensation           13,900             13,900                41,667

    Interest portion of amount due for
      film library                                  76,732             29,631                19,754
    Common stock issued for services             2,514,519            720,075               636,500
    Foreign currency translation                   (13,825)            (1,456)                 (703)
    Changes in: Accounts Receivable                 --                  --                    1,587
                Other current assets               (15,960)            (1,448)               (2,282)
Accounts payable and other                         873,465           (445,902)              316,917
                                               -----------          ---------           -----------
Net cash used by operating activities           (1,975,819)          (248,434)             (316,596)
                                               -----------          ---------           -----------

Cash flows from investing activities:
  Purchase of Infomercial rights                  (120,000)             --                   (3,750)
  Decrease (Increase) Other Assets                 110,549              --                     (750)
  Purchase of property and equipment               (26,830)                                  (1,123)
                                               -----------          ---------           -----------
Net cash used by investing activities              (36,281)             --                   (5,623)
                                               -----------          ---------           -----------

Cash flows from financing activities
  Proceeds from issuance of common
    stock (net of stock issue costs of $4,000)   1,989,025            213,750               356,500
  Increase in short-term notes payable             156,666             41,666                --
  Repayment of long-term debt                     (126,294)             --                  (40,137)
                                               -----------          ---------           -----------
Net cash provided by financing activities        2,019,397            255,416               316,363
                                               -----------          ---------           -----------
NET INCREASE (DECREASE) IN CASH                    (34,105)             6,982                (5,856)
Cash, at the beginning of the period                --                    315                32,590
                                               -----------          ---------           -----------
Cash (Deficiency) at the end of the period     $   (34,105)         $   7,297           $    26,734
                                               -----------          ---------           -----------
                                               -----------          ---------           -----------

                       See Notes to Financial Statements

                        AMERICAN ENTERTAINMENT GROUP, INC
                           A Development Stage Company
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996


1.  FINANCIAL STATEMENTS

    In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments, which include only normal recurring accruals, necessary to present fairly the Company's financial position as at September 30, 1996, the results of operations, changes in stockholders' equity and cash flows for the nine month periods ended September 30, 1996 and 1995. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

2.  COMMON STOCK

    Common shares issued during the nine month period ending September 30, 1996, include 571,863 shares issued for cash or equivalent consideration in the amount of $579,055 and 106,443 shares issued in lieu of cash payment for various consulting services provided and valued at $166,340.

    At September 30, 1996, a total of approximately 917,000 options were outstanding at option prices per share of $5.00 to $20.00.

    At September 30, 1996, a total of 415,954 warrants were outstanding at prices per share of $10.00 to $30.00.

    During the period no warrants expired.

3.  SUBSEQUENT EVENTS

    On July 23, 1996, the Company signed a Definitive Agreement to acquire all of the assets of 3G VideoCassette Corporation (3G). Pursuant to the Agreement the Company is to pay a total of $US 1,500,000 being the sum of $800,000 in cash and the remaining $700,000 by way of common stock in the Company. On October 18, 1996 3G and the Company agreed to proceed no further and accordingly terminated the agreement of July 23, 1996.

    Effective October 1, 1996, the Company revised the contracts of employment of its Officers, namely, Messrs. Wagman, Hugo, Paul, and Chapman. The revised annual employment contract of Mr. Wagman will be $120,000, and of Messrs. Hugo, Paul, and Chapman, will be $80,000 each. The revision to these contracts will result in an annual reduction of $290,000 in management salaries.

4.  OTHER MATTERS

    The accompanying financial information contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years. In addition, the Company has used substantial amounts of working capital in its operations. Further, at September 30, 1996, current liabilities exceed current assets by $1,336,821.

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

    On July 18, 1996, the Company entered into an agreement with First Bermuda Securities relative to a Private Placement of the Company's shares regarding the sum of $1,250,000. On September 4, 1996, the Company decided not to proceed any further with this matter due to adverse market conditions.

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

ITEM 2


    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
    AND RESULTS OF OPERATIONS

    The Company is a development stage company and as such has not yet commenced full operations. Consolidated revenue for the nine months ended September 30, 1996, was $201,803. In the nine month period ended September 30 1995, the company had revenue of $20,000.

    The main thrust of the Company's activities for the balance of the year will be in sales of products derived from its film libraries through various means to both distributors and retailers. The Company also plans to sell its product via joint ventures and licensing arrangements regarding general broadcast, cable and satellite generated television stations.

    Gross profit for the nine months ended September 30, 1996, and September 30, 1995 was $194,105 and $19,386 respectively.

    Selling, general and administrative expenses for nine months ended September 30, 1996 were $729,252, a decrease of $594,435 or 45% from the nine month period ended September 30, 1995.

    The decrease of $594,435 in selling, general and administrative expenses for the period ended September 30, 1996, over the period ended September 30, 1995 is attributed partly to the decreased issuance of shares in lieu of cash payment for various consulting services provided, as well as substantial decreases in expenses resulting from discontinuation of operations of its main subsidiary.

    Interest expense for the nine month periods ended September 30, 1996 and 1995, was $34,585 and $36,546 respectively.

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

    LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 1996, cash balance was $7,297 compared to $26,734 cash balance at September 30, 1995.

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

(vii) That on July 22, 1996, the Company issued a Form 8K dated July 22, 1996 respecting a Private Placement with First Bermuda Securities in the sum of $1,250,000.

(viii) That on July 22, 1996, the Company issued a Form 8K dated July 22, 1996 respecting a one-for-ten Reverse Split of the issued and outstanding common shares of the Company.

(ix) That on July 25, 1996, the Company issued a Form 8K, a Report dated July 25, 1996, whereby the Company signed a Definitive Agreement to acquire all of the assets of 3G VideoCassette Corporation. The
       Company agreed to pay a total of $US 1,500,000, being the sum of $800,000 in cash, and the remaining $700,000 in the common stock of the Company.

(x) That on September 4, 1996, the Company issued a Form 8K dated September 4, 1996, that John A. Velasco has been elected to fill a vacancy on the Company's Board of Directors.

(xi) That on September 4, 1996, the Company issued a Form 8K dated September 4, 1996 that it had terminated the Private
       Placement with First Bermuda Securities.

(xii)  That on October 18, 1996, the Company issued a Form 8K, a
       Report dated October 18, 1996, that the Company terminated its efforts to acquire the assets and deferred liabilities of 3G VideoCassette Corporation.

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

                             AMERICAN ENTERTAINMENT GROUP, INC.
                             (Registrant)



Date:  November 14, 1996          /s/ JOEL WAGMAN
                                  ------------------------
                                  Joel Wagman
                                  Chairman of the Board and
                                  Chief Executive Officer


Date:  November 14, 1996          /s/ SAMUEL C. PAUL
                                  ------------------------
                                  Samuel C. Paul
                                  Treasurer and Chief Accounting Officer