Form 10KSB
period 1996-12-31
AMERICAN ENTERTAINMENT GROUP INC
filed 1997-04-14
CIK 788072

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-KSB
                     Annual Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the Fiscal Year Ended: December 31, 1996
                           Commission File No. 0-22174

                       AMERICAN ENTERTAINMENT GROUP, INC.
                       ----------------------------------
             (Exact Name of Registrant as Specified in its Charter)

               COLORADO                               83-0277375
               --------                               ----------
     (State or Other Jurisdiction of                I.R.S. Employer
     Incorporation or Organization)               Identification No.)

      160 Bedford Road, Suite 306
       Toronto, Ontario, Canada                        M5R 2K9
      ---------------------------                     ----------
(Address of Principal Executive Offices)              (Zip Code)

                                 (416) 920-1919
                                 --------------
               Registrant's Telephone Number, Including Area Code

           Securities Registered Pursuant to Section 12(g) of the Act:
                           Common Stock, no par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes:  X    No:
                                                -----     -----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B as contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year $235,269.

     The aggregate market value of the voting stock of the Registrant held by non-affiliates as of December 31, 1996 was $1,982,442.

     The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, March 15, 1997, was 3,187,010.

                       DOCUMENTS INCORPORATED BY REFERENCE

            Documents incorporated by reference are found in Item 13.

                                     PART I

Item 1.   DESCRIPTION OF BUSINESS.

     (a)  GENERAL DEVELOPMENT OF BUSINESS.

     American Entertainment Group, Inc. (the "Company") is a development stage Colorado corporation that is engaged in the business of developing and marketing entertainment/telecommunications-related goods and services. The Company was originally incorporated in Colorado as C & M Capital Corp. ("C & M") to evaluate, structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships and sole proprietorships.

     In July, 1986, C & M sold 17,500,000 Units, each Unit consisting of one share of no par value common stock and ten common stock purchase warrants (the "Units") at $0.01 per Unit, for total proceeds of $157,500 (after sales commissions) in a public offering. C & M was a development stage company with no substantial operations. Most of C & M's efforts were focused on finding an appropriate acquisition candidate.

     In March, 1993, C & M reverse split its common stock on the basis of one share for every one thousand shares previously outstanding. As a result of the reverse split, there was a total of 700,000 common shares outstanding.

     On March 15, 1993, C & M exchanged 6,300,000 common shares for one hundred percent of the issued and outstanding shares of Corporatel International, Inc. ("Corporatel"), a private Delaware corporation, in a tax-free stock-for-stock exchange. As a result of the share exchange, the shareholders of Corporatel owned approximately ninety percent of the Company as of March 15, 1993. Also, as a result of the share exchange, Corporatel became a wholly-owned subsidiary of the Company.

     Until the exchange of shares with Corporatel in 1993, the Company had no material assets, having spent all of the net proceeds of its public offering in the intervening years since 1986. After the exchange, the assets, liabilities, management and proposed operations of the Company all became those of Corporatel.

     On December 26, 1992, Corporatel executed an agreement with two companies, both of which are now shareholders of the Company, for the purchase, in perpetum, of certain rights to a film library which included, but were not limited to, Infomercial rights. A dispute arose between the seller of these rights and the Company. After examining the situation, the Company decided that these rights, which had been carried on the books of the Company at historical cost, had no remaining value and wrote them off as of December 31, 1995.

     On May 17, 1993, the Company changed its name to American Entertainment Group, Inc.

     The Company has not been subject to any bankruptcy, receivership or similar proceeding.

     On February 4, 1995, the Company entered into an agreement with MediaLinx Interactive Inc. for the purpose of delivery of the product of its film library for test purposes by telephone communication to television sets (Video-on-Demand).

     MediaLinx Interactive Inc. (MediaLinx) is a company established for the purpose of delivering to the public goods and services by telephone transmission within Canada to television sets (Video-on-Demand) The Company is a participant in such test and will supply a limited amount of titles for such purpose.

     On March 22, 1996, the Banque National de Paris (Canada) (BNP) provided financing to American Entertainment Limited (AEL), a wholly-owned Canadian subsidiary of the Company, of a $5,000,000 US revolving line of credit to be used to finance the accounts receivable and contract amounts receivable of VIP Phone Club, Inc. (VIP), a private Delaware corporation, which was part of an affiliated group, which, in November, 1995 and in January, 1996, had assigned its accounts receivable and contract accounts receivable to AEL. Additionally, the Company and AEL had granted a license to VIP to make available to VIP's telephone subscribers the titles contained in the Company's film Library. In December, 1996, the Company received a notification from (BNP) of a default in the loan between VIP and BNP, of which AEL is the debtor and the Company one of the guarantors. At this time, the Company acknowledged this default on the part of VIP and agreed to cooperate with BNP in securing the collection of the outstanding loan balance. Notwithstanding the foregoing, on April 8, 1997, the Company informed BNP that due to the conduct of BNP respecting both the loan to VIP and its Receiver thereof, the Company and AEL by operation of law have been released respectively from said guarantee of the Company and the loan to AEL. As of the date hereof, the Company has received no response from BNP.

     On March 27, 1997, the Company agreed to acquire Telephonetics Overseas Corporation (TOC). The Agreement of March 27, 1997 is subject to a further definitive Agreement to be executed on or before April 15, 1996. Under such Agreements, the Company will acquire all the issued and outstanding shares of TOC for the acquisition price of $1,250,000 payable in shares in the common stock of the Company valued at $4.00 per share.

     TOC holds rights and licenses from Telephonetics International Inc., (TII) to market and sell world wide TII's "On Hold" media technology, hardware and programming. For over a decade TII has been a joint marketing alliance partner and exclusive supplier to AT&T (now Lucent Technologies) for Simply Magic Productions for Magic On-Hold. Additionally, on closing, The Company will fund, if necessary, a maximum of $500,000 to effectuate TOC's business plan during the 1997 calendar year.

     Present TOC management will continue after closing which is scheduled to occur on or before May 15, 1997. The Company's management is of the opinion that the TOC acquisition will garner both substantial revenues and net profits for AETG.

     (b)  NARRATIVE DESCRIPTION OF BUSINESS

     GENERAL

     From inception to March 15, 1993, C & M searched for mergers or acquisitions with entities which C & M management believed would be advantageous to its shareholders. C & M carried no inventories or accounts receivable during this period. No independent market surveys were conducted to determine the demand for C & M's products and services. During this period, C & M carried on no operations and generated no revenues.

     On March 15, 1993, the Company acquired one hundred percent of the issued and outstanding common shares of Corporatel International, Inc. ("Corporatel"), a private Delaware corporation. Corporatel, which is now a wholly-owned subsidiary of the Company, was created in April, 1992, to develop, market and sell entertainment related goods and services via television.

     OPERATIONS

     Based upon the Company's film library, the Company has entered into several agreements pertaining to both the development and commercial exploitation of the film library. The Company has commenced the marketing and sale of its film library product and plans to sell film product derived from its library by means of transactions with broadcasters and by Video-on-Demand (VOD) and VOD related transmission methodology.

     On September 13, 1995, the Company entered into a letter of Intent to acquire all of the business interest, both personal and corporate, of Mr. Peter
A. Wray. These interests consist of computerized software for image and animation (and integrated processes in connection therewith) relative to the creation and manipulation of motion pictures and associates uses. Pursuant to an Agreement entered into between the Company and Peter A. Wray dated January 15, 1995, all of Mr. Wray's interests regarding the foregoing, in a company known as Imaginetics Inc. has been purchased by the Company in consideration of the sum of $US 500,000 which sum is evidenced by a Promissory Note payable in preferred shares of the Company. This transaction was terminated in 1996.

     On October 17, 1995, the Company entered into a Letter of Intent to acquire certain cartoon cels pertaining to "Teenage Mutant Ninja Turtles", as well as other cartoon characters. These cels are to be acquired from a private individual owner for the proposed purchase price of $5,000,000, consisting of $50,000 in cash and the remainder in the form of the company's common stock valued at $5.00 per share. This purchase, which was to close on or before December 15, 1995, was subject to appropriate due diligence by the parties, including a valuation opinion as to the cels. This agreement was terminated in 1996.

     "The Letter of Intent dated March 15, 1996, sets forth the terms related to the purchase of cels relating to "Care Bears". The purchase of the cels is payable by way of a promissory note in the principal sum of $US 5,000,000, which note is further payable in preferred shares of the Company". The transaction was terminated in late 1996.

     Pursuant to Agreements entered into between the Company and its wholly owned subsidiary, AEG Entertainment Limited, (AEL) and VIP Phone, Inc. and its associated companies respectively dated November 28, 1995, November 29, 1995, January 30, 1996, and February 27, 1996, the Company via its subsidiary AEL granted a license to VIP Phone, Inc. a Delaware corporation of Baltimore, Maryland, to market, sell and distribute the company's film library consisting of 5,000 vintage motion picture and television series episodes. These Agreements were contingent upon the company and AEL arranging financing with an international banking source regarding VIP Phone's accounts receivable and contract receivables. A commitment regarding a revolving line of credit in the sum of $US 5,000,000 was received by AEL from Banque Nationale de Paris (Canada)
(BNP) on February 21, 1996, and the transactions respecting both the financing and the licensing were completed on March 22, 1996. Additionally, the Company and AEL had granted a license to VIP to make available to VIP's telephone subscribers the titles contained in the Company's film Library.

     In December, 1996, the Company received a notification from (BNP) of a default in the loan between VIP and BNP, of which AEL is the debtor and the Company one of the guarantors. At the time, the Company had acknowledged this default on the part of VIP and had agreed to cooperate with BNP in securing the collection of the outstanding loan balance. Notwithstanding the foregoing, on April 9, 1997, the Company informed BNP that due to the conduct of BNP respecting both the loan to VIP and its Receiver thereof, the Company and AEL by operation of law have been released respectively from said guarantee of the Company and the loan to AEL. As of the date hereof, the Company has received no response from BNP.

     On February 4, 1995, the Company entered into an Agreement with MediaLinx Interactive Inc. for the purpose of delivery for test purposes of the product of its library by telephone communication to television sets (Video-on-Demand).

     MediaLinx Interactive Inc. (MediaLinx) is a company established for the purpose of delivering to the public goods and services by telephone transmission within Canada to television sets (Video-on-Demand) The Company is a participant in such test and will supply a limited amount of titles for such purpose.

     ACQUISITIONS

     On June 25, 1993, the Company acquired a film library which has approximately 5,000 titles. The Company acquired ownership of this film library from an unaffiliated third party in an arms-length transaction for a total consideration of $2,000,000, with the purchase price to be paid by a note payable in the amount of $1,000,000, which has been discounted based upon an imputed interest rate of 8% payable over a period of approximately four years, along with the issuance of 400,000 shares of the Company's common stock valued at $1,000,000. The June 25, 1993. Agreement originally set out a purchase price of $5.00 per share, subject to a provision requiring a subsequent adjustment as to the said price per share. By an amendment to the Agreement dated October 26, 1993, the June 25th Agreement adjustment of the price per share was deleted. This amendment to the June 25th Agreement fixed the purchase price at $2.50 per share. The per share price was arrived at by bargaining between two independent parties. All other terms and conditions of the June 25th Agreement remain the same.

     In connection with the June 25th Agreement, the Company has had an independent evaluation performed relating to the 5,000 English language titles acquired under the Agreement. The independent evaluator was Mr. Arthur Pickens. He was selected by the Board of Directors to evaluate the film library and concluded that the evaluated amount is at least $5,000,000. However, the Company's auditors, for accounting purposes, determined the value of said Library at December 31, 1996 at $1,000,000.

     On March 27, 1997, the Company agreed to acquire Telephonetics Overseas Corporation (TOC). The Agreement of March 27, 1997 is subject to a further definitive Agreement to be executed on or before April 15, 1996. Under such Agreements, the Company will acquire all the issued and outstanding shares of TOC for the acquisition price of $1,250,000 payable in shares in the common stock of the Company valued at $4.00 per share.

     TOC holds rights and licenses from Telephonetics International Inc., (TII) to market and sell world wide TII's "On Hold" media technology, hardware and programming. For over a decade TII has been a joint marketing alliance partner and exclusive supplier to AT&T (now Lucent Technologies) for Simply Magic Productions for Magic On-Hold. Additionally, on closing, The Company will fund, if necessary, a maximum of $500,000 to effectuate TOC's business plan during the 1997 calendar year.

     Present TOC management will continue after closing which is scheduled to occur on or before May 15, 1997. The Company management is of the opinion that the TOC acquisition could have a positive effect on both revenues and net profits for the Company and could potentially play a significant role in the furtherance of the Company's plans to create a state of the art content driven entertainment-telecommunications corporation.

     ORGANIZATION

     The Company has recently consolidated its internal operations. As of December 31, 1996, revenues from all divisions were $235,269.

     THE FEATURE FILM DIVISION

     This division was previously operated by Chaos Productions, Inc. (CPI), a wholly owned subsidiary of the Company, which was responsible for U.S. and international feature film productions. In the last fiscal year, the Company operated the division directly and did not generate any revenues.

     The plan for this division is to concentrate on films budgeted between the sums of $3,000,000 and $6,000,000 and will seek world-wide distribution of such feature films.

     At present, Company policy is not to invest its own funds into the production of feature films but to act in the capacity of an Executive Producer in consideration of a fee, percentage of gross royalties, and other benefits.

     RADIO

     On February 4, 1997, the Company, via its wholly owned subsidiary Comex Interactive Network Limited, entered into an Agreement with Pelmorex Inc. of Toronto, Canada respecting the sale over the next two years of 104 episodes of "Classic Movies on Radio". The series is based on the Company's Audio Classic Movies which will bring to the North American public, via radio, vintage movies derived from the Company's film library.

     VIDEO-ON-DEMAND

     On February 4, 1995, the Company entered into an agreement with MediaLinx Interactive Inc. for the purpose of delivering the product of its film library for test purposes by telephone transmission to television sets (Video-on-Demand).

     MediaLinx Interactive Inc. (MediaLinx) is a company established for the purpose of delivering to the public goods and services by telephone transmission within Canada to television sets (Video-on-Demand) The Company is a participant in such test and will supply a limited amount of titles for such purpose.

     TELECOMMUNICATIONS

     On March 27, 1997, the Company agreed to acquire Telephonetics Overseas Corporation (TOC). The Agreement of March 27, 1997 is subject to a further definitive Agreement to be executed on or before April 15, 1996. Under such Agreements, the Company will acquire all the issued and outstanding shares of TOC for the acquisition price of $1,250,000 payable in shares in the common stock of the Company valued at $4.00 per share.

     TOC holds rights and licenses from Telephonetics International Inc., (TII) to market and sell world wide TII's "On Hold" media technology, hardware and programming. For over a decade TII has been a joint marketing alliance partner and exclusive supplier to AT&T (now Lucent Technologies) for Simply Magic Productions for Magic On-Hold. Additionally, on closing, The Company will fund, if necessary, a maximum of $500,000 to effectuate TOC's business plan during the 1997 calendar year.

     Present TOC management will continue after closing which is scheduled to occur on or before May 15, 1997. The Company management is of the opinion that the TOC acquisition could have a positive effect on both revenues and net profits for the Company and could potentially play a significant role in the furtherance of the Company's plans to create a state of the art content driven entertainment-telecommunications corporation.

     (c)  OPERATIONS

      From inception until December 31, 1996, the Company and all of its subsidiaries and divisions have produced $272,201 in revenues.

     It is the belief of management that the Company will continue, through itself, and by its subsidiaries, to develop agreements which will allow the Company to begin generating substantial revenues during the current and future fiscal years. The first priority of the Company during this current fiscal year will be to establish and penetrate viable markets with its products and services.

     In that respect, the Company plans to augment its business operations by acquiring operating private companies which are in businesses compatible with the Company. The Company plans an ongoing program of mergers and acquisitions, in addition to its primary business focus. As of the date hereof, the Company has entered into an Agreement dated March 27, 1997, to acquire Telephonetics Overseas Corporation (TOC). The Agreement of March 27, 1997 is subject to a further definitive Agreement to be executed on or before April 15, 1996. Under such Agreements, the Company will acquire all the issued and outstanding shares of TOC for the acquisition price of $1,250,000 payable in shares in the common stock of the Company valued at $4.00 per share.

     TOC holds rights and licenses from Telephonetics International Inc., (TII) to market and sell world wide TII's "On Hold" media technology, hardware and programming. For over a decade TII has been a joint marketing alliance partner and exclusive supplier to AT&T (now Lucent Technologies) for Simply Magic Productions for Magic On-Hold. Additionally, on closing, The Company will fund, if necessary, a maximum of $500,000 to effectuate TOC's business plan during the 1997 calendar year.

     Present TOC management will continue after closing which is scheduled to occur on or before May 15, 1997. The Company management is of the opinion that the TOC acquisition could have a positive effect on both revenues and net profits for the Company and could potentially play a significant role in the furtherance of the Company's plans to create a state of the art content driven entertainment-telecommunications corporation.

     (d)  MARKETS

     The Company's marketing plan is focused on national and international sales respecting the product and development of its film library. This plan will be the primary focus for the Company as prior described herein.

     During the present fiscal year, the Company's primary marketing has been through management's personal and corporate contacts. Commission sales representatives of the Company are also utilized in order to perform various marketing and sales functions as may be required by the Company.

     (e)  RAW MATERIALS

     The Company principally uses finished goods in its operations, which are readily available. Therefore, raw materials are not a material factor in the Company's operations.

     (f)  CUSTOMERS AND COMPETITION

     GENERAL

     The principal customers of the Company are the end users of the Company's products and services throughout the United States, Canada and other global markets. There are a number of companies which sell similar competing products and services as those of the Company. To the extent that the Company is unable to interest users to accept its goods and services, the Company will have difficulty in either achieving its goals and objectives, or of ever becoming profitable.

     DIVISIONS OF THE COMPANY

     The Company's competitive business conditions and its position in each of its divisions is expected to be substantially the same. The Company expects competition to be intense. Further, the market for all of the Company's products and services is still relatively new and probably has limited barriers to entry for other competing operations. Consequently, the Company cannot predict the size of the market for any of its products or services. The number of competitors are expected to be substantial. Although, at this time, the Company has not identified its principal competitors.

     (g)  BACKLOG

     At December 31, 1996, the Company had no backlogs.

     (h)  EMPLOYEES

     At as of the date hereof, the Company has 6 full-time employees which consist of 5 members of management and one staff employee. The Company's employees are not represented by any union or collective bargaining group, and there is no history of any labor problems, or disputes. The Company does not have the human resources at present to fulfill its complete business plan, and expects to hire additional employees in the future.

     (i)  PROPRIETARY INFORMATION

     The Company's film library relate to public domain motion pictures and television series episodes. However, when selling video products derived therefrom, as between the Company and its purchasers, such purchases are proprietary property since they relate to specific film masters.

     (j)  GOVERNMENT REGULATION

     The Company is not subject to any material governmental regulation or approvals.

     (k)  RESEARCH AND DEVELOPMENT

     The Company has not spent any material amount in research and development.

     (l)  ENVIRONMENTAL COMPLIANCE

     The Company is not subject to any material costs for compliance with any environmental laws.

     (m)  SUBSEQUENT EVENTS

     On March 21, 1997, the Company sold a total of $500,000 of 7% convertible debentures, each with a face amount of $10,000, to two corporations. The debentures are convertible into the Company's common stock beginning forty-five days after March 21, 1997 at the lesser of (a) the market price on closing, or (b) 70% of the market price on the conversion date.

    On March 27, 1997, the Company agreed to acquire Telephonetics Overseas Corporation ("TOC"). The Agreement of March 27, 1997 is subject to a further definitive Agreement to be executed on or before April 15, 1997. Under such Agreements, the Company will acquire all the issued and outstanding shares of TOC for the acquisition price of $1,250,000 payable in shares of the common stock of the Company valued at $4 per share.

Item 2.   DESCRIPTION OF PROPERTIES.

     As of the end of its fiscal year, the principal office of the Company was located at 160 Bedford Road, Suite 300, Toronto, Ontario M5R 2K9. The Company has leased this location for $2,518 per month under a lease which expires July 31, 1997. The Company also owns rights to a film library and miscellaneous office furniture and equipment.

Item 3.   LEGAL PROCEEDINGS.

     On September 26, 1995, the Company filed a lawsuit in the US District Court, Northern District of Texas, Dallas Division, against Securities Transfer Corporation (the Company's stock transfer agent), Harve Sherman, Steven Waxman, Chaos Corporation, Max Sherman Trust, Richview Holdings Limited, and Janice Fox. Messrs. Sherman and Waxman are former officers and directors of the Company, the remaining parties, except for Securities Transfer Corporation, are related persons and entities to Messrs. Sherman and Waxman.

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

     d. That Defendants Harve Sherman, Marcia Sherman and Steven Waxman disgorge to the Company all profits earned by them on the short-swing transactions alleged in this matter;

     e. That Defendants Harve Sherman, Marcia Sherman and Steven Waxman pay all costs of suit and a reasonable attorney fee to the Company; and

     f. That the Company recover all other relieve to which it may be entitled at law or in equity.

     On December 10, 1996, an action was commenced in the Province of Ontario, Canada by Howard Scott as Plaintiff, a former Officer and Director of the Company, against the Company and its Directors as Defendants claiming $21,545 in expenses and $25,000 in salaries. The Company is defending this action and takes the position that no monies whatsoever are due to the Plaintiff. The proceedings are at an early stage and no discoveries have taken place.

     Otherwise, no legal proceedings of a material nature to which the Company is a party were pending during the reporting period, and the Company knows of no other legal proceedings of a material nature pending or threatened or judgments entered against any director or officer of the Company in his capacity as such.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On December 12, 1996, the Company held a special shareholders' meeting. The following items were considered by the shareholders and approved with the necessary votes to pass each proposal:

     1. To elect five (5) persons to the Company's Board of Directors, each such Director to hold office until the next annual meeting of shareholders or until their successors are elected and qualified;

     2. To amend the Company's Articles of Incorporation to authorize 5,000,000 Preferred Shares, which would have such par value, classes and preferences as the Company's Board of Directors may from time to time determine;

     3. To ratify the Board's one-for-ten reverse split of all issued and outstanding common shares.

                                     PART II

Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      (a) PRINCIPAL MARKET OR MARKETS.

     From January 1990 until July, 1994, the Company's securities did not trade in a public market. Prior to January, 1990 the Company's securities traded as Units in the over-the-counter market, each Unit consisting of one common share and ten warrants to purchase common shares. All warrants which were a part of these Units have expired prior to the reporting periods herein.

     Since July, 1994, the Company's common shares have traded Over The Counter on the National Association of Securities Dealers' Bulletin Board. Market makers and other dealers provide bid and ask quotations for the Company's common stock. The Bulletin Board symbol is AETG.

     Effective July 29, 1996, the Board of Directors of the Company approved and implemented a one-for-ten reverse split of the Company's issued and outstanding common stock. This action was approved and ratified by the shareholders of the Company on December 12, 1996. Fractional shares after the reverse split were rounded up to the next whole number. The authorized capitalization or par value of the Company was not affected by this reverse split.

     The table below illustrates the range of high and low bid quotations for the Company's common shares, as tracked by NASD during each reporting periods indicated. For 1996, the shares have been shown as if the one-for-ten reverse split had taken place during the reporting periods. For 1995, the shares are shown on a pre-split basis. These bid price market quotations represent prices between dealers and do not include retail mark-up, markdown, or commissions. Therefore, they may not represent actual transactions.


Quarter Ending       High           Low

March 31, 1996       $6.20         $1.00

June 30, 1996        $6.25         $3.00

September 30, 1996   $4.90         $1.19

December 31, 1996    $2.56         $1.00


Quarter Ending       High           Low

March 31, 1995       11.87          4.37

June 30, 1995        12.50          3.90

September 30, 1995    5.00          2.50

December 31, 1995     3.00          0.78


      (b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK.

     As of December 31, 1996, a total of 2,409,853 common shares were issued and outstanding. The Company implemented a one-for-ten reverse split effective July 29, 1996. The number of holders of record of the Company's common stock as of the date hereof, is approximately two hundred (200). However, the Company estimates that it has a significantly greater number of shareholders because a substantial number of the Company's shares are held in nominee names by the Company's market makers, and in street form. There are also Class D, Class E, Class H, Class I, Class J, and Class K Warrants outstanding to purchase an aggregate of 132,000 common shares, as well as options to purchase a total of 2,677,500 common shares.

     (c) DIVIDENDS.

     Holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends on the common stock were paid by the Company during the period from January, 1990 to the date hereof, nor does the Company anticipate paying dividends in the foreseeable future.

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

      RESULTS OF OPERATIONS

     As of March 15, 1993, the Company concluded the acquisition of Corporatel International, Inc., which is a development stage corporation. The main thrust of the Company's activities for 1996 was to enter into agreements for the purposes of developing and commercially exploiting the film library and sales to both distributors and retailers. The Company also plans to sell its video product via joint ventures and licensing arrangements with general broadcast, cable, and satellite generated television stations in accord with its business plan. To that end, the Company has entered into agreements regarding the development and commercial exploitation of the Company's film library inventories.

     The Company will continue with its plans to develop feature motion picture(s) through its film production division. In this regard, the areas of both film production and distribution thereof are expected to advance in the next fiscal period.

     The Company's business plan calls for the generation of significant revenues in the first three years of operations emanating from all of its divisions. However, there can be no guarantee that the Company can achieve this goal.

     As of December 31, 1996, the Company had revenues of $235,269.

     Since commencement, the Company has devoted the majority of its efforts to researching and refining its marketing activities with a view to developing comprehensive business and merchandising plans that in management's opinion, when fully implemented, will result in the successful sale and distribution of the Company's goods and services to the general public.

     As prior noted, the Company has successfully completed the acquisition of a film library. The Company's intention to acquire further film libraries in the future will be dependent upon the availability of its financial resources to do so. The Company has commenced to obtain revenues from its film library, and furthermore expects, that in the coming fiscal year, the majority of its revenues will be derived from sales of product based upon its film library, the granting of rights regarding the distribution of its film library, and revenues from its planned acquisitions.

     As its operating results are addressed and new markets are appropriately developed, such as, premium sales and international sales, the Company expects to derive a substantial portion of its revenue from product sales and licenses associated with its film library. The Company's revenue, however, will vary to the extent that the Company is able to satisfy consumer preferences. The Company's revenue may also experience variations as a result of the demand for a particular film title and entry into specific markets. Such demand may be further affected consequent upon a number of factors including competitors' products and their pricing policies.

      The Company is at an early stage of development and is subject to all of the risks inherent in the establishment of a new business enterprise. To address these risks, the Company must, among other matters, continue to research and to successfully market its proposed products, attract, retain and motivate qualified personnel and respond to competitive developments.

     The Company believes that it will generate improved revenues in 1997 and that the industry's significant growth potential will create demand for its products and services that will contribute to continued revenue growth in ensuing periods. As reflected in the "Description of Business" herein, the major cost components associated with the Company's revenues (with the exception of its media costs), are variable in nature and the Company believes that sufficient revenues will be obtained in order to meet both media costs and the Company's general overhead. The Company's fixed costs for the coming year are estimated to be approximately $875,000, which includes general overhead (of approximately $400,000), salaries ($425,000) and rent on its offices ($50,000). Moreover, the Company believes that as its revenues increase in subsequent periods, its profitability will also respond accordingly.

     The Company has utilized a five year time period to amortize the costs of the rights associated with the film library.

     Amortization of these costs as to the film library has been determined based upon the straight line method over a five year period. Amortization as to the film library has been based upon the straight-line method over a five year period. Utilizing this methodology, 60% of the film library costs will be amortized over the first three years, with the remaining unamortized costs being amortized over the final two years of the amortization period.

     The Company is currently analyzing all of its various divisions to determine what changes can be made to allow the Company to become profitable on an ongoing basis. This analysis includes, but is not limited to, discontinuing certain portions of the business, streamlining other portions of the business, increasing marketing efforts, expanding the most potentially profitable portions of the Company's current operations, and seeking acquisition candidates. At present, the Company has a material commitment for a capital expenditure in the sum of $500,000 during the fiscal year 1997 relating to Telephonetics Overseas Corporation. The Company plans to obtain additional capital for its planned operations and to defray its prior operating losses. The Company may seek capital for its purposes through a combination of borrowings, equity offerings, and internally generated profits, if any.

     LIQUIDITY AND CAPITAL RESOURCES

     For the period ending December 31, 1996, and December 31, 1995, cash and cash equivalents of approximately $807 and $315 were available to the Company to move forward in the various stages of its development plans. The Company expects to require additional capital of approximately $875,000 throughout next fiscal year, which it will use for all of its operating divisions. The Company will generate such capital through revenues and a combination of private placements, bank operating lines of credit, and potential operating profits.

     On March 21, 1997, the Company sold a total of $500,000 of 7% Convertible Debentures, each with a face amount of $10,000 to two corporations. The Debentures are convertible into the Company's common stock beginning forty five days subsequent to March 21, 1997 at the lesser of (1) the market price on closing, or (b) 70% of the market price on the conversion date.

     Prior to its acquisition of Corporatel the Company had no substantial operations and thus had no working capital requirements. As of the fiscal year ends for 1994, 1995, and 1996, the Company had no significant capital expenditures.

     The Company does not intend to pay dividends in the foreseeable future.

Item 7.   FINANCIAL STATEMENTS.

          The complete financial statements are included at Item 13 herein.

Item 8.   DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND  FINANCIAL
          DISCLOSURE.

          The Company did not have any disagreements on accounting and financial disclosures with its present accounting firm during the reporting period.


                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The Directors and Executive Officers of the Company, their ages and positions held in the Company as of December 31, 1996 are as follows:

NAME                          AGE            POSITION HELD
----                          ---            -------------
Joel Wagman                   63             Chief Executive Officer/President
                                             Chairman of the Board

J.R.Y. Hugo                   64             Vice Chairman and Director

Allan P. Chapman              57             Vice President/Director

Samuel C. Paul                62             Chief Accounting and Financial
                                             Officer/Treasurer, Director

Jon D. Bridgman               53             Vice President, Corporate
                                             Affairs/Director

JOEL WAGMAN. Mr. Wagman has been the Chairman of the Board of Directors, Chief Executive Officer and a Director since March, 1993. On October 18, 1995, Mr. Wagman became President of the Company. Mr. Wagman received his Bachelor of Arts Degree (BA), in 1955 from the University of Toronto (Toronto, Ontario).
Mr. Wagman is also a graduate of Osgoode Hall Law School (LL.B. York University, Toronto, Canada)(1959). Mr. Wagman was appointed a "Queens Counsel" in 1971.

     From September 1987 to July 1991, Mr. Wagman served as President and Chief Executive Officer of the Telecommerce Corporation (at that time, a Canadian public reporting company). While Mr. Wagman was President and CEO of Telecommerce, it was engaged in data-telecommunications relating to the marketing and sale of goods and services via Regional Bell Operating Companies (RBOC's).

     From August, 1991 until December, 1991, Mr. Wagman served as President of Corporatel America, Inc., a non-related U.S. private company, engaged in the production of non-entertainment related Infomercials and the sale of goods and services thereby. From January, 1992, until the date hereof, Mr. Wagman has at various times served on a full-time basis as President, Chief Executive Officer and Chairman of the Board of Corporatel International, Inc. (a subsidiary of American Entertainment Group, Inc.).

J.R.Y. HUGO. Mr. Hugo has been the Vice Chairman and a Director since 1994. He has been in the corporate and finance business since 1989. Prior to that time, he was a practicing attorney in the corporate and securities area in Toronto. He obtained undergraduate degrees from the University of Toronto and his law degree from Osgoode Hall Law School in Toronto.

ALLAN P. CHAPMAN. Mr. Chapman became a Vice President and Director of the Company in September, 1995. During the past thirty-four years, Mr. Chapman has been associated with the Baton Broadcasting organization in various capacities, including Vice President, Managing Director, and President of Glen-Warren Productions Limited, a wholly-owned subsidiary of Baton Broadcasting Incorporated and the largest full-service production company in Canada. From 1992 until he joined the Company, he was President of BBS Entertainment. Mr. Chapman attended the University of Western Ontario.

SAMUEL C. PAUL. Mr. Paul has been a Director of the Company since March, 1994 and the Secretary/Treasurer since 1995. Mr. Paul graduated from McMaster University (Hamilton, Ontario, Canada) in 1958 with a degree in Economics and Business. In 1962, Mr. Paul received a Chartered Accountant designation (C.A.), having completed post graduate work at Queens University, (Kingston, Ontario, Canada).

     Mr. Paul's career spans practicing both in public accounting firms and in various management positions within the electronics and construction industry. Until his retirement from public accounting practice in March 1994, Mr. Paul had been a founding member of the chartered accounting firm of Paul and Paul, of Toronto, Ontario, Canada, specializing in financial and consulting services to small and medium sized clients, both of a private and public nature.

JON D. BRIDGMAN. Mr. Bridgman has been a Vice President and Director of the Company since September, 1995. Mr. Bridgman has been involved in the investment industry for over thirty years and has experience with three major Canadian brokerage firms and a U.S. insurance company. He has been a co-founder of five businesses and a Director of two public companies in Canada: Eclipse Capital, Inc. and Rampart Mercantile, Inc. From 1992 to 1993 he was Executive Vice President of Rampart Mercantile, Inc. From 1994 until he became associated with the Company, he was President and Chief Executive Officer of United Mercantile, Inc.

     From 1993 to 1994, he was Executive Vice President of Rampart Mercantile, Inc. From 1991 to 1992, he was Director of US marketing for Eco Corporation. From 1988 to 1992, he owned J. Bridgman Consulting, a corporate finance consulting firm. He has attended Concordia University of Montreal, Quebec and the University of Manitoba.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934.

     Section 16(a) of the Securities Exchange Act of 1934 (the "34 Act") requires the Company's officers and directors and persons owning more than ten percent of the Company's Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange

Commission ("SEC"). Additionally, Item 405 of Regulation S-B under the 34 Act requires the Company to identify in its Form 10-KSB and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years. Given these requirements, the Company has the following report to make under this section. Messrs. Chapman and Bridgman made late filings of their Forms 3 and 5 in the last fiscal year.

Item 10.  EXECUTIVE COMPENSATION.

     The following table sets forth the Summary Compensation Table for the Chief Executive Officer and the other compensated executive officers other than the Chief Executive Officer who were serving as executive officers at the end of the last completed fiscal year. Except as indicated in the footnotes to this section, no other compensation not covered in the following table was paid or distributed by the Company to such persons during the period covered. Employee Directors receive no additional compensation for service on the Board of Directors.


                           SUMMARY COMPENSATION TABLE

                              Annual Compensation             Long Term Compensation
                             ----------------------     ----------------------------------
                                                                        Awards    Payouts
                                                                       --------   --------
      Name                                   Other      Restricted                  All
      and                    Salary          Annual     Stock(1)(3)     LTIP       Other
Principal(1)(2)(3)           Compen-         Bonus        Compen-      Award(s)   Options/
   Position         Year       ($)            ($)           ($)
---------------     ----     --------        ------     -----------    --------   --------
 Joel Wagman        1996      253,500          --            --           --         --
 Chairman           1995      120,000          --            --           --
                    1994       82,140          --            --

 J.R.Y. Hugo        1996      132,500          --            --           --         --
 Vice Chrmn.        1995      120,000          --            --           --         --
                    1994       41,982          --            --           --         --

 Jon Bridgman       1996       45,000          --            --           --         --
 Vice Pres.         1995       10,000          --            --           --         --
                    1994           --          --            --           --         --

 Samuel C. Paul     1996      132,500          --            --            --
 Treasurer          1995      100,000          --            --            --
                    1994       38,982          --        26,500            --        --

 Allan P. Chapman   1996      132,500          --            --            --
 Vice Pres.           --           --          --            --            --
                      --           --          --            --            --

(1) All compensation amounts herein were paid in common stock. See Item 12 herein.

(2) As of March 11, 1994, Mr. Wagman executed a written employment contract with the Company. The contract was for a period of seven years and was thereafter renewable on a year-to-year basis. Mr. Wagman was to receive a salary of $120,000 per annum under his individual contract plus the reimbursement of automobile and certain out-of-pocket expenses. In addition, for the fiscal year ended December 31, 1993 he was eligible to receive a salary bonus of 3% at such time as the Company generated gross revenues of between $10,000,000 and $50,000,000; 2% of the Company's gross revenues between $50,000,001 and $100,000,000; and 1% of the Company's gross revenues in excess of $100,000,000. No such bonus was paid under this bonus arrangement. For the fiscal year to end on December 31, 1996, Mr. Wagman was eligible to participate, along with other Company executives, in a Company bonus pool not to exceed 12% of the pre-tax operating profits of the Company. The amount and allocation of distribution will be determined in the sole discretion of the Compensation Committee of the Company (of which Messrs. Wagman, Hugo, and Chapman are the members). Such bonuses will be payable 80% within 90 days of the end of each fiscal quarter, with the remainder due within 90 days of the end of each fiscal year. No such bonus was paid to Mr. Wagman.

    Pursuant to stock options in his written employment agreement, Mr. Wagman was eligible to exercise options of up to 80,000 common shares at any time on or before January 1, 1997 at a price of $5.00 per share. These options were exercised on April 9, 1996. Consideration for these shares is by means of a Note Payable to the Corporation in the amount of $400,000. Additionally, Mr. Wagman is eligible to exercise options of up to 100,000 shares vesting January 1, 1994, at a price of $20.00 per share, on a schedule to exercise 33,333 shares each year, cumulative, beginning on January 1, 1996 and ending on January 1, 1998. On October 30, 1995, the exercise price regarding 100,000 shares was amended to reflect the following: 20,000 options exercisable at $5.00 per share; 20,000 at $7.50 per share; 20,000 at $10.00 per share;
20,000 at $12.50 per share; 20,000 at $15.00 per share. The dates of vesting and the term remain the same.

    Effective January 1, 1996, Mr. Wagman's compensation was raised to $170,000 per annum, and all terms and conditions relating to the Employment Agreement of March 11, 1994 were to remain in effect.

     Pursuant to arrangements negotiated with Mr. Wagman, Mr. Wagman's Employment Agreement made as of March 11, 1994 was terminated effective September 30, 1996. On October 1, 1996 new terms and conditions relating to Mr. Wagman came into effect. These terms and conditions are:

     - Mr. Wagman's remuneration rate is to be calculated at $120,000 per annum.

     - Mr. Wagman received a Grant of Option relative to the unexpired portion of his Agreement of March 11, 1994 totaling 325,000 shares at $1.50 per share. This Option is to expire on March 15, 2003.

     Additionally, Mr. Wagman received options at $1.00 per share for a total of 120,000 shares which said options are to expire as follows:

     -    January 1, 1997 to December 31, 1997      30,000 shares

     -    January 1, 1998 to December 31, 1998      30,000 shares

     -    January 1, 1999 to December 31, 1999      30,000 shares

     -    January 1, 2000 to December 31, 2000      30,000 shares

     All other terms and conditions relative to Mr. Wagman's Employment Agreement are to be the same as set out in the original agreement and shall remain in full force and effect until March 15, 2003.

     As of March 11, 1994, Mr. Paul executed a written employment contract with the Company which superseded all prior agreements. This contract was for a period of seven years and was thereafter renewable on a year-to-year basis. Mr. Paul was to receive a salary of $50,000 per annum under his contract. Commencing with the fiscal year end of December 31, 1994, Mr. Paul was eligible to participate, along with other Company executives, in a Company bonus pool not to exceed 12% of the pre-tax operating profits of the Company. The amount and allocation of distribution will be determined in the sole discretion of the Compensation Committee of the Company (of which Messrs. Wagman, Hugo, and Chapman are the members). Such bonuses will be payable 80% within 90 days of the end of each fiscal quarter, with the remainder due within 90 days of the end of each fiscal year. To date, no bonus has been paid to Mr. Paul. On October 30, 1995, the salary of Mr. Paul was retroactively increased to $100,000 per annum, commencing April 1, 1994.

     On October 30, 1995, the employment contract with Mr. Paul was modified. Pursuant to stock options in his written employment agreement, Mr. Paul had been eligible to exercise options of up to 4,000 common shares at any time on or before January 1, 1997 at a price of $5.00 per share. As of March 1, 1996, Mr. Paul's previous options were cancelled. He obtained options to acquire as an aggregate of 180,000 shares in the common stock of the Company as follows:
a) up to 80,000 common shares at any time on or before January 1, 1997 at a price of $5.00 per share; and b) 20,000 options exercisable at $5.00 per share; 20,000 at $7.50 per share; 20,000 at $10.00 per share; 20,000 at
$12.50 per share; 20,000 at $15.00 per share. Options for the 80,000 shares at $5.00 per share were exercised on April 9, 1996. Consideration for these shares is by means of a Note Payable to the Corporation in the amount of $400,000. The dates of vesting and the term remain the same.

     Effective January 1, 1996, Mr. Paul's compensation was raised to $150,000 per annum, and all terms and conditions relating to the Employment Agreement of March 11, 1994 were to remain in effect.

     Pursuant to arrangements negotiated with Mr. Paul, Mr. Paul's Employment Agreement made as of March 11, 1994 was terminated effective September 30, 1996. On October 1, 1996 new terms and conditions relating to Mr. Paul came into effect. These terms and conditions are:

     -    Mr. Paul's remuneration rate is to be calculated at $80,000 per annum.

     - Mr. Paul received a Grant of Option relative to the unexpired portion of his Agreement of March 11, 1994 totaling 245,000 shares at $1.50 per share. This Option is to expire on September 30, 2001.

     Additionally, Mr. Paul received options at $1.00 per share for a total of 80,000 shares which said options are to expire as follows:

     -    January 1, 1997 to December 31, 1997      20,000 shares

     -    January 1, 1998 to December 31, 1998      20,000 shares

     -    January 1, 1999 to December 31, 1999      20,000 shares

     -    January 1, 2000 to December 31, 2000      20,000 shares

     All other terms and conditions relative to Mr. Paul's Employment Agreement are to be the same as set out in the original agreement and shall remain in full force and effect until March 16, 2000.

     As of April 15, 1994, John R.Y. Hugo executed a written employment contract with the Company which superseded all prior agreements, save and except for an option in favor of Mr. Hugo respecting 20,000 common shares to be issued to Mr. Hugo at $5.00 per share. Said option is to expire January 1, 1997. This contract is for a period of seven years and is thereafter renewable on a year-to-year basis. Mr. Hugo is to receive a salary of $120,000 per annum under the contract.

     Commencing with the fiscal year end of December 31, 1994, Mr. Hugo will be eligible to participate, along with other Company executives, in a Company bonus pool not to exceed 12% of the pre-tax operating profits of the Company. The amount and allocation of distribution will be determined in the sole discretion of the Compensation Committee of the Company (of which Messrs. Wagman, Hugo, and Chapman are the members). Such bonuses will be payable 80% within 90 days of the end of each fiscal quarter, with the remainder due within 90 days of the end of each fiscal year. To date no bonus has been paid to Mr. Hugo.

     Pursuant to stock options in his written employment agreement, Mr. Hugo is eligible to exercise options of up to 60,000 common shares at any time on or before January 1, 1997 at a price of $5.00 per share. Options for the total 80,000 shares at $5.00 per share were exercised on April 9, 1996. Consideration for these shares is by means of a Note Payable to the Corporation in the amount of $400,000. Additionally, Mr. Hugo is eligible to exercise options of up to 100,000 shares vesting January 1, 1994, at a price of $20.00 per share, on a schedule to exercise 33,333 shares each year, cumulative, beginning on January 1, 1996 and ending on January 1, 1998. On October 30, 1995, the exercise price regarding 100,000 shares was amended to reflect the following: 20,000 options exercisable at $5.00 per share; 20,000 at $7.50 per share; 20,000 at $10.00 per share; 20,000 at $12.50 per share; 20,000 at $15.00 per share. The dates of vesting and the term remain the same.

     Effective January 1, 1996, Mr. Hugo's compensation was raised to $150,000 per annum, and all terms and conditions relating to the Employment Agreement of April 15, 1994 were to remain in effect.

     Pursuant to arrangements negotiated with Mr. Hugo, Mr. Hugo's Employment Agreement made as of April 15, 1994 was terminated effective September 30, 1996. On October 1, 1996 new terms and conditions relating to Mr. Hugo came into effect. These terms and conditions are:

     -    Mr. Hugo's remuneration rate is to be calculated at $80,000 per annum.

     - Mr. Hugo received a Grant of Option relative to the unexpired portion of his Agreement of April 15, 1994 totaling 245,000 shares at $1.50 per share. This Option is to expire on September 30, 2001.

     Additionally, Mr. Hugo received options at $1.00 per share for a total of 80,000 shares which said options are to expire as follows:

     -    January 1, 1997 to December 31, 1997      20,000 shares

     -    January 1, 1998 to December 31, 1998      20,000 shares

     -    January 1, 1999 to December 31, 1999      20,000 shares

     -    January 1, 2000 to December 31, 2000      20,000 shares

     All other terms and conditions relative to Mr. Hugo's Employment Agreement are to be the same as set out in the original agreement and shall remain in full force and effect until March 15, 2000.

     As of November 24, 1995, Mr. Jon Bridgman executed a written employment contract with the Company which supersedes all prior agreements with Mr. Bridgman. This contract is for a period of four years and is thereafter renewable on a year to year basis. Pursuant to the contract, Mr. Bridgman is to receive a salary of $60,000 per annum. Additionally, Mr. Bridgman was granted common stock options in the Company, to expire on November 30, 1999, as follows:
20,000 shares at $7.50 per share; 20,000 shares at $10.00 per share; 20,000 shares at $12.50 per share; and 20,000 shares at $15.00 per share.

     On September 12, 1996, Mr. Bridgman and the Company entered into a new arrangement whereby Mr. Bridgman's written Employment Contract of November 24, 1995 was cancelled. Under the new arrangements, Mr. Bridgman is to be a Consultant to the Company. In respect to the unexpired portion of Mr. Bridgman's contract, Mr. Bridgman received 30,000 shares in the common stock of American Entertainment Group, Inc. At the present time Mr. Bridgman is a Director of the Company, and was paid the sum of $250.00 per week from October 1, 1996 to and including December 31, 1996.

     On August 22, 1996, Mr. Allan P. Chapman, who was formerly employed by the Company as a Consultant, entered into an Employment Agreement with the Company. This Agreement was terminated as of September 30, 1996 and a revised Employment Agreement became effective as of October 1, 1996. The new terms and conditions relating to Mr. Chapman are:

     - Mr. Chapman's remuneration rate is to be calculated at $80,000 per annum.

     - Mr. Chapman received a Grant of Option relative to the unexpired portion of his Agreement of August 22, 1996 totaling 245,000 shares at $1.50 per share. This Option is to expire on September 30, 2001.

     Additionally, Mr. Chapman received options at $1.00 per share for a total of 80,000 shares which said options are to expire as follows:

     -    January 1, 1997 to December 31, 1997      20,000 shares

     -    January 1, 1998 to December 31, 1998      20,000 shares

     -    January 1, 1999 to December 31, 1999      20,000 shares

     -    January 1, 2000 to December 31, 2000      20,000 shares

     All other terms and conditions relative to Mr. Chapman's Employment Agreement are to be the same as set out in the original agreement and shall remain in full force and effect until September 30, 2000.

3) On October 30, 1995, the Company authorized a bonus to Messrs. Wagman, Hugo, and Paul each of 25,000 restricted common shares of the Company. These shares were issued April 15, 1996.

     There are no other written employment contracts or stock options with officers, directors, or employees of the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     As of November 19, 1993, the Company had a Compensation Committee, which is currently made up of three members of the Board of Directors, Messrs. Wagman, Hugo, and Chapman. This Compensation Committee had a total of two meetings during the fiscal year ended December 31, 1996.

     The Company has no retirement or pension plans covering its Officers and Directors, but anticipates the formulation of such a plan, to be subsequently approved by its Board of Directors, although no specific plan terms have been formulated as of the date hereof. There is a recently implemented bonus plan which is described in the preceding section.


Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     As of December 31, 1996, there were an aggregate of 2,409,853 common shares issued and outstanding. The following sets forth the number of shares of the Company's no par value common stock beneficially owned by (i) each person who, as of December 31, 1996, was known by the Company to own beneficially more than five percent (5%) of its common stock, (ii) the individual Directors of the Company, and (iii) the Officers and Directors of the Company as a group.


NAME AND ADDRESS                    AMOUNT AND NATURE          PERCENT OF
OF BENEFICIAL OWNER           OF BENEFICIAL OWNERSHIP (1)(2)      CLASS
-------------------           ------------------------------   ----------
Joel Wagman (3)                           490,086                 20.33%
160 Bedford Road, Ste. 306
Toronto, Canada M5R 2K9

Allan P. Chapman                           67,233                  2.79%
160 Bedford Road, Ste. 306
Toronto, Canada M5R 2K9

J.R.Y Hugo (4)                            203,781                  8.46%
1 Clarendon Avenue,  Ste. 201
Toronto, Ontario M4V 1H8

Samuel C. Paul                            172,797                  7.17%
160 Bedford Road,  Ste. 306
Toronto, Canada M5R 2K9

Jon Bridgman                               33,984                  1.41%
1006 Streambank Drive
Mississauga, Canada
L4H 3Z1

Harve Sherman (5)                         222,008                  9.21%
15 Lonsdale Road
Toronto, Canada

Officers and Directors                    967,881                 40.16%
as a Group (5 persons)

(1) All ownership is beneficial and of record except as specifically indicated otherwise.

(2) Beneficial owners listed above have sole voting and investment power with respect to the shares shown unless otherwise indicated.

(3) Owned by Mr. Wagman, including shares owned of record by The Falconette Corporation and Nine Infinitum Holdings Limited.

(4) Includes shares owned of record by Gloria Hugo, the wife of J.R.Y. Hugo and 600433 Ontario Ltd. and HMSG Corporation.

(5) Owned by Mr. Sherman and his wife beneficially, including shares owned of record by various corporations. Mr. Sherman resigned from the Board of Directors in June, 1995. See Legal Proceedings with respect to these shares. The shares listed herein represent the Company's best information and belief with respect to Mr. Sherman's direct and indirect ownership thereof.

Item 12.  Certain Relationships and Related Transactions.

     During 1996, 441,113 shares of the Company's common stock, valued at $369,976, were issued to Directors of the Company, or to related entities of the Directors, in lieu of cash for salaries.

    During 1996, three directors of the Company exercised options to each purchase 80,000 shares of the Company's common stock for $5 per share. At December 31, 1996, and at the report date, the purchase price of $1,200,000 is still owed to the Company, and is reflected in subscriptions receivable on the Company's consolidated balance sheets.

    During 1996, the Company issued 1,870,000 options to directors of the Company at an average exercise price of $1.64 per share.

    During 1996, the Board of Directors of the Company voted to extend certain options held by directors of the Company to purchase 300,000 shares of the Company's common stock at an average price of $10 per share through March 31, 2001 and 2003.

     In 1996, a Director of the Company made advances to the Company for working capital purposes and also paid various operating expenses on behalf of the Company. During 1996, this Director was issued 30,000 shares of the Company's common stock, valued at $30,000, as a partial reimbursement for these advances. At December 31, 1996, there was no amount due to this Director on these advances.

     In the ordinary course of business, the Company accrues management salaries based on the salary levels as specified in the employment contracts. At December 31, 1996, approximately $366,000 of management's salaries were accrued, which were paid subsequent to the balance sheet data by the issuance of 452,643 shares of the Company's common stock.

    During 1995, 2,500 shares of the Company's common stock, valued at $11,250, were issued to a wife of a Director of the Company for consulting services performed.

    During 1995, 5,500 shares of the Company's common stock, valued at $24,750, were issued to Directors of the Company for consulting services performed.

    During 1995, certain Directors of the Company made advances to the Company for working capital purposes. These advances, along with accrued salaries due to these Directors, were assigned by the Directors to third parties. These assigned debts of the Company were repaid to these third parties during 1995 by the issuance of 221,682 shares of the Company's common stock valued at $702,956.

     In 1995, the Company reduced the exercise prices on options held by certain Directors of the Company. (See Financial Statements, Note 7).

    During 1995, a Director of the Company was granted options under an employment agreement to purchase 80,000 shares of the Company's common stock at a price of $5.00 per share through January 1, 1997, and options to purchase 100,000 shares of the Company's common stock at an average price of $10.00 per share through January 1, 1998.

    During 1995, a Director of the Company was granted options under an employment agreement to purchase 80,000 shares of the Company's common stock at an average price of $11.30 per share through November 30, 1999.

                                   PART IV

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  The following financial information is filed as part of this report:

          (1)  FINANCIAL STATEMENTS

          (2)  SCHEDULES

          (3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

 ITEM 601                                REGISTRATION STATEMENT
EXHIBIT NO.    DESCRIPTION            ON FORM S-18 (NO.33-2581-NY)
-----------    -----------            ----------------------------
3-A            Articles of                        3-A
               Incorporation
3-B            Bylaws                             3-B

                                           EXHIBIT NUMBER TO
EXHIBIT NO.    DESCRIPTION              FORM 10-SB (NO. 0-22174)
-----------    -----------              ------------------------
3-C            Amended Articles                   3-C
               of Incorporation

EXHIBIT NO.    DESCRIPTION
-----------    -----------
10-1+          Agreements With Banque National de Paris
               Regarding Financing for VIP Network

10-2+          Agreements With Imaginetics

+ Previously filed

            (b) REPORTS ON FORM 8-K. The Company filed three reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 1996, dated December 17, 1996, November 18, 1996, and October 18, 1996, respectively.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AMERICAN ENTERTAINMENT GROUP, INC.


Dated: 4-8-97                          By: /s/  JOEL WAGMAN
      --------                            -----------------------------------
                                           Joel Wagman
                                           Chairman of the Board; President
                                           Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                       CHIEF ACCOUNTING AND FINANCIAL OFFICER


Dated: 4-8-97                          By: /s/  SAMUEL C. PAUL
      --------                            -----------------------------------
                                           Samuel C. Paul


MAJORITY OF BOARD OF DIRECTORS:


Dated: 4-8-97                          By: /s/  JOEL WAGMAN
                                          -----------------------------------
                                           Joel Wagman


Dated: 4-8-97                          By: /s/  ALLAN P. CHAPMAN
                                          -----------------------------------
                                           Allan P. Chapman


Dated: 4-8-97                          By: /s/  JOHN R.Y. HUGO
                                          -----------------------------------
                                           John R.Y. Hugo


Dated: 4-8-97                          By: /s/  JON D. BRIDGMAN
                                          -----------------------------------
                                           Jon D. Bridgman


Dated: 4-8-97                          By: /s/  SAMUEL C. PAUL
                                          -----------------------------------
                                           Samuel C. Paul

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                   FORM 10-KSB
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                    EXHIBITS
                                       TO
                       AMERICAN ENTERTAINMENT GROUP, INC.

                                INDEX TO EXHIBITS

  EXHIBIT
  NUMBER           DESCRIPTION
  -------          -----------
    3-A            Articles of Incorporation +

    3-B            Bylaws +

    3-C            Amendment to Articles of Incorporation*

   10-1            Agreements With Banque National de Paris
                   Regarding Financing for VIP Network**

   10-2            Agreements With Imaginetics**


-------------------
  + Incorporated by Reference to Registration Statement of Form S-18, No. 33-2581-NY and Amendments thereof.

  * Incorporated by Reference to Form 10-SB (No. 0-22174) and Amendments thereof.

  ** Previously Filed

                      AMERICAN ENTERTAINMENT GROUP, INC.
                               AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED DECEMBER 31, 1996 AND 1995

                                      WITH

                         INDEPENDENT AUDITORS' REPORT

                               TABLE OF CONTENTS


                                                                          PAGE
                                                                          ----
CONSOLIDATED FINANCIAL STATEMENTS:

   INDEPENDENT AUDITORS' REPORT                                             1

   CONSOLIDATED BALANCE SHEETS                                              2

   CONSOLIDATED STATEMENTS OF OPERATIONS                                    3

   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)     5

   CONSOLIDATED STATEMENTS OF CASH FLOWS                                    6

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                               7

[LETTERHEAD]



                     INDEPENDENT AUDITORS' REPORT


TO THE BOARD OF DIRECTORS OF
AMERICAN ENTERTAINMENT GROUP, INC.
160 BEDFORD ROAD, SUITE 306
TORONTO, ONTARIO  M5R 2K9

WE WERE ENGAGED TO AUDIT THE ACCOMPANYING BALANCE SHEETS OF AMERICAN ENTERTAINMENT GROUP, INC. (A DEVELOPMENT STAGE COMPANY) AND SUBSIDIARIES AS OF DECEMBER 31, 1996 AND 1995, AND THE RELATED CONSOLIDATED STATEMENTS OF OPERATIONS, CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) AND CASH FLOWS FOR THE YEARS THEN ENDED AND FOR THE PERIOD FROM THE DATE OF INCEPTION (APRIL 23,
1992) TO DECEMBER 31, 1996. THESE FINANCIAL STATEMENTS ARE THE RESPONSIBILITY OF THE COMPANY'S MANAGEMENT.

THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS HAVE BEEN PREPARED ASSUMING THAT THE COMPANY WILL CONTINUE AS A GOING CONCERN. AS DISCUSSED IN NOTE 4 TO THE CONSOLIDATED FINANCIAL STATEMENTS, A SUBSIDIARY OF THE COMPANY IS THE PRIMARY OBLIGOR ON A LOAN MADE BY A BANK TO AN UNRELATED THIRD PARTY, THE BALANCE OF WHICH WAS $3,549,647 AT DECEMBER 31, 1996. THE BANK DECLARED THE LOAN TO BE IN DEFAULT AND CALLED THE LOAN ON DECEMBER 11, 1996, AND ENGAGED A RECEIVER TO RECOVER THE OUTSTANDING LOAN BALANCE FROM THE UNRELATED THIRD PARTY. AS OF THE DATE OF THIS REPORT, FUTURE COLLECTION OF THE LOAN IS NOT DETERMINABLE. SINCE ALL OF THE COMPANY'S ASSETS ARE PLEDGED AS COLLATERAL FOR THE LOAN, FORECLOSURE BY THE BANK WOULD SERIOUSLY IMPAIR THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN AND TO REALIZE ITS INVESTMENT IN ASSETS THROUGH FUTURE SUCCESSFUL OPERATIONS. THE AFOREMENTIONED CONDITIONS RAISE SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN.

AS REFLECTED IN THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS, THE COMPANY INCURRED A NET LOSS IN THE AMOUNT OF $1,739,327 FOR THE YEAR ENDED DECEMBER 31, 1996. AS DISCUSSED IN NOTE 3 TO THE CONSOLIDATED FINANCIAL STATEMENTS, THE COMPANY REDUCED THE CARRYING AMOUNT OF ITS FILM LIBRARY OWNERSHIP BY $847,478, AND TO DATE, NO SIGNIFICANT REVENUES HAVE BEEN GENERATED IN CONNECTION WITH THIS FILM LIBRARY. REALIZATION OF THE CARRYING AMOUNT OF THE ASSETS INCLUDED IN THE CONSOLIDATED BALANCE SHEETS REFERRED TO ABOVE IS DEPENDENT ON THE COMPANY'S SUCCESSFUL FUTURE OPERATIONS.

BECAUSE OF THE SIGNIFICANCE OF THE UNCERTAINTIES AS DESCRIBED IN THE PRECEDING PARAGRAPHS, WE ARE UNABLE TO EXPRESS, AND WE DO NOT EXPRESS, AN OPINION ON THE FINANCIAL STATEMENTS REFERRED TO IN THE FIRST PARAGRAPH.


                                      /s/ ROLLINS & ASSOCIATES, P.C.



ATLANTA, GEORGIA
MARCH 15, 1997, EXCEPT FOR NOTE 12, AS TO WHICH THE DATE IS MARCH 27, 1997
  AND NOTE 4, AS TO WHICH THE DATE IS MARCH 31, 1997


                                                                        [LOGO]

                      AMERICAN ENTERTAINMENT GROUP, INC.
                               AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS

                          DECEMBER 31, 1996 AND 1995


                                    ASSETS
                                    ------

                                                   1996           1995
                                               -----------    -----------
Current assets:
  Cash                                         $       802    $       315
  Due from third party (Note 4)                  3,549,647            -
  Inventory (Note 1)                                   -            7,801
  Prepaid expenses and deposits                      8,442          6,711
                                               -----------    -----------
          Total current assets                   3,558,891         14,827
                                               -----------    -----------

Property and equipment, at cost (Note 1):
  Office furniture and equipment                    16,898         16,976
  Computer equipment                                 9,854          9,854
                                               -----------    -----------
                                                    26,752         26,830
  Less: accumulated depreciation                    16,566         11,315
                                               -----------    -----------
          Net property and equipment                10,186         15,515
                                               -----------    -----------
Other assets:
  Film library ownership (Notes 1, 3 and 5) 1,000,000 1,847,478 Organization costs, less accumulated amortization of $12,639 and $9,377 in
    1996 and 1995, respectively (Note 1)             3,983          6,324
                                               -----------    -----------
          Total other assets                     1,003,983      1,853,802
                                               -----------    -----------
                                               $ 4,573,060    $ 1,884,144
                                               -----------    -----------
                                               -----------    -----------

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                ----------------------------------------------

                                                   1996           1995
                                               -----------    -----------
Current liabilities:
  Note payable to a bank (Note 4)              $ 3,549,647    $       -
  Current portion of long-term debt
    (Notes 3 and 5)                                790,402        612,982
  Accounts payable                                 363,068        535,611
  Accrued expenses                                 774,711        585,336
  Income taxes payable (Notes 1 and 6)                 -              -
                                               -----------    -----------
          Total current liabilities              5,477,828      1,733,929
                                               -----------    -----------
Long-term debt, original face amount of
  $1,000,000, less unamortized discount of
  $4,698 and $26,815 in 1996 and 1995,
  respectively, and current portion
  shown above (Notes 3 and 5)                          -          155,303
                                               -----------    -----------

Commitments and contingencies (Notes 11 and 12)

Stockholders' equity (deficit):
  Common stock, no par value;
    700,000,000 shares authorized;
    2,409,853 and 1,462,984 shares
    issued and outstanding in 1996 and 1995,
    respectively (Notes 1, 3, 7, 8, 10, 11,
    13 and 14)                                   6,882,014      4,903,289
  Common stock to be issued                        458,426            -
  Unearned compensation                                -          (13,900)
  Foreign currency translation adjustment
    (Note 9)                                       (54,014)       (12,369)
  Deficit accumulated during the
    development stage                           (6,621,435)    (4,882,108)
                                               -----------    -----------
                                                   664,991         (5,088)
  Less: subscriptions receivable                (1,569,759)           -
                                               -----------    -----------
          Total stockholders' equity (deficit)    (904,768)        (5,088)
                                               -----------    -----------
                                               $ 4,573,060    $ 1,884,144
                                               -----------    -----------
                                               -----------    -----------


     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                      AMERICAN ENTERTAINMENT GROUP, INC.
                               AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1996 AND 1995, AND
                     THE PERIOD FROM THE DATE OF INCEPTION
                     (APRIL 23, 1992) TO DECEMBER 31, 1996


                                      Cumulative
                                         Since
                                       Inception       1996           1995
                                      -----------   -----------   -----------

Sales                                 $    36,932   $         -   $    20,000
Cost of sales                              22,118         7,801           614
                                      -----------   -----------   -----------
    Gross profit (loss)                    14,814        (7,801)       19,386
                                      -----------   -----------   -----------
Operating expenses:
  General and administrative
    expenses                            5,800,597     1,079,027     1,805,966
  Write-down of film library
    ownership to market value
    (Note 3)                              847,478       847,478             -
  Interest                                190,458        40,290        61,789
                                      -----------   -----------   -----------
    Total operating expenses            6,838,533     1,966,795     1,867,755
                                      -----------   -----------   -----------
Operating loss                         (6,823,719)   (1,974,596)   (1,848,369)

Other income                              235,269       235,269             -
                                      -----------   -----------   -----------

Loss from continuing operations
  before provision for income
  taxes                                (6,588,450)   (1,739,327)   (1,848,369)
Provision for income taxes
  (Notes 1 and 6)                               -             -             -
                                      -----------   -----------   -----------
Loss from continuing operations        (6,588,450)   (1,739,327)   (1,848,369)

Discontinued operations (Note 2):
  Income (loss) from operations
    of discontinued subsidiary            (32,985)            -         6,896
  Loss on disposal of subsidiary                -             -             -
                                      -----------   -----------   -----------
Gain (loss) on discontinued
  operations                              (32,985)            -         6,896
                                      -----------   -----------   -----------

NET LOSS                              $(6,621,435)  $(1,739,327)  $(1,841,473)
                                      -----------   -----------   -----------
                                      -----------   -----------   -----------




       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                      AMERICAN ENTERTAINMENT GROUP, INC.
                               AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (CONTINUED)

                  YEARS ENDED DECEMBER 31, 1996 AND 1995, AND
                     THE PERIOD FROM THE DATE OF INCEPTION
                     (APRIL 23, 1992) TO DECEMBER 31, 1996





                                      Cumulative
                                        Since
                                       Inception     1996         1995
                                      ----------   ---------    ---------
LOSS PER SHARE:
  Loss from continuing
    operations                          $ (6.75)   $    (.91)   $   (1.51)
  Income (loss) from discontinued
    operations                             (.03)           -          .01
  Loss on disposal of subsidiary              -            -            -
                                        -------    ---------    ---------

  NET LOSS PER SHARE                    $ (6.78)   $    (.91)   $   (1.50)
                                        -------    ---------    ---------
                                        -------    ---------    ---------

  Weighted average shares
    outstanding (Note 14)               976,179    1,917,194    1,225,959
                                        -------    ---------    ---------
                                        -------    ---------    ---------























        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                      AMERICAN ENTERTAINMENT GROUP, INC.
                               AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CHANGES
                       IN STOCKHOLDERS' EQUITY (DEFICIT)

                       PERIOD FROM THE DATE OF INCEPTION
                     (APRIL 23, 1992) TO DECEMBER 31, 1996

                                                                                           Deficit
                                   Common Stock         Common               Foreign     Accumulated
                                    Outstanding         Stock     Unearned   Currency     During The     Subscrip-
                             ------------------------   To Be      Compen-  Translation  Development      tions
                               Shares       Amounts     Issued     sation    Adjustment     Stage       Receivable       Total
                             -----------   ----------  ---------  --------  -----------  ------------  ------------  ------------
Balance at April 23,
  1992 (Inception)                     -   $        -  $       -  $      -   $      -    $         -   $         -   $         -
  Issuance of common stock     4,280,000          150          -         -          -              -          (150)            -
  NET LOSS                             -            -          -         -          -        (89,500)            -       (89,500)
                             -----------   ----------   --------  --------   --------    -----------   -----------   -----------
Balance at December 31, 1992   4,280,000          150          -         -          -        (89,500)         (150)      (89,500)
  Issuance of common stock     4,069,140    2,719,197          -         -          -              -       (12,745)    2,706,452
  Common stock issued in
    reverse acquisition          700,000            -          -         -          -              -             -             -
  Common stock subscribed              -            -     62,086         -          -              -       (61,586)          500
  Foreign currency
    translation adjustment             -            -          -         -        (40)             -             -           (40)
  NET LOSS                             -            -          -         -          -     (1,608,553)            -    (1,608,553)
                             -----------   ----------   --------  --------   --------    -----------   -----------   -----------
Balance at December 31, 1993   9,049,140    2,719,347     62,086         -        (40)    (1,698,053)      (74,481)    1,008,859
  Issuance of common stock     1,451,179      696,094     (8,449)        -          -              -           (56)      687,589
  Common stock subscribed              -            -     70,000         -          -              -       (70,000)            -
  Unearned compensation
    related to issuance of
    stock for services                 -            -          -   (75,000)         -              -             -       (75,000)
  Amortization of unearned
    compensation                       -            -          -    33,333          -              -             -        33,333
  Foreign currency
   translation adjustment              -            -          -         -     (1,876)             -             -        (1,876)
  NET LOSS                             -            -          -         -          -     (1,342,582)            -    (1,342,582)
                             -----------   ----------   --------  --------   --------    -----------   -----------   -----------
Balance at December 31,
  1994                        10,500,319    3,415,441    123,637   (41,667)    (1,916)    (3,040,635)     (144,537)      310,323
  Issuance of common stock     4,129,524    1,487,848          -         -          -              -             -     1,487,848
  Common stock subscribed              -            -   (123,637)        -          -              -       144,537        20,900
  Unearned compensation
    related to issuance of
    stock for services                 -            -          -   (13,900)         -              -             -       (13,900)
  Amortization of unearned
    compensation                       -            -          -    41,667          -              -             -        41,667
  Foreign currency
    translation adjustment             -            -          -         -    (10,453)             -             -       (10,453)
  NET LOSS                             -            -          -         -          -     (1,841,473)            -    (1,841,473)
                             -----------   ----------   --------  --------   --------    -----------   -----------   -----------
Balance at December 31,
  1995                        14,629,843    4,903,289          -   (13,900)   (12,369)    (4,882,108)            -        (5,088)
  Issuance of common stock       946,869    1,978,725          -         -          -              -    (1,200,000)      778,725
  Share adjustment for
    10 for 1 reverse stock
    split (Note 14)          (13,166,859)           -          -         -          -              -             -             -
  Common stock subscribed              -            -    458,426         -          -              -      (369,759)       88,667
  Amortization of unearned
    compensation                       -            -          -    13,900          -              -             -        13,900
  Foreign currency
    translation adjustment             -            -          -         -    (41,645)             -             -       (41,645)
  NET LOSS                             -            -          -         -          -     (1,739,327)            -    (1,739,327)
                             -----------   ----------   --------  --------   --------    -----------   -----------   -----------
Balance at December 31,
  1996                         2,409,853   $6,882,014   $458,426  $      -   $(54,014)   $(6,621,435)  $(1,569,759)  $  (904,768)
                             -----------   ----------   --------  --------   --------    -----------   -----------   -----------
                             -----------   ----------   --------  --------   --------    -----------   -----------   -----------

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                      AMERICAN ENTERTAINMENT GROUP, INC.
                               AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1996 AND 1995, AND
                     THE PERIOD FROM THE DATE OF INCEPTION
                     (APRIL 23, 1992) TO DECEMBER 31, 1996

                                                Cumulative
                                                  Since
                                                Inception         1996           1995
                                               ------------   ------------   ------------
Cash flows from operating activities:
  NET LOSS                                     $(6,621,435)   $(1,739,327)   $(1,841,473)
    Adjustments to reconcile net loss to
     net cash used by operating activities:
      Depreciation and amortization                 29,283          8,591          8,389
      Interest portion of amount due
       for film library                             69,218         22,117         31,322
      Common stock issued for services           2,306,444        512,000        958,017
      Foreign currency translation                 (54,014)       (41,645)       (10,453)
      Changes in:
        Trade accounts receivable and
         inventory                                       -          7,801          1,514
        Prepaid expenses and deposits               (8,442)        (1,731)        10,110
        Accounts payable and other               1,428,074        158,707        400,543
                                               -----------    -----------    -----------
Net cash used by operating activities           (2,850,872)    (1,073,487)      (442,031)
                                               -----------    -----------    -----------
Cash flows from investing activities:
  Purchase of infomercial and other
   film rights                                    (120,000)             -              -
  Purchase of property and equipment               (26,830)             -         (1,102)
  Decrease in other assets                         957,106        846,557        128,125
                                               -----------    -----------    -----------
Net cash provided by investing activities          810,276        846,557        127,023
                                               -----------    -----------    -----------

  Cash flows from financing activities:
    Proceeds from issuance of common stock       2,002,692        227,417        315,078
    Increase in short-term note payable            115,000              -              -
    Repayment of long-term debt                   (126,294)             -        (32,345)
    Increase in due to officer                      50,000              -              -
                                               -----------    -----------    -----------
Net cash provided by financing activities        2,041,398        227,417        282,733
                                               -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH                        802            487        (32,275)

Cash, at the beginning of the period                     -            315         32,590
                                               -----------    -----------    -----------
Cash, at the end of the period                 $       802    $       802    $       315
                                               -----------    -----------    -----------
                                               -----------    -----------    -----------




      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                      AMERICAN ENTERTAINMENT GROUP, INC.
                               AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         DECEMBER 31, 1996 AND 1995


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


              The accompanying consolidated financial statements include the accounts of American Entertainment Group, Inc. (a development stage company) (the "Company"), a Colorado corporation incorporated on October 17, 1985, and its wholly-owned subsidiaries, Corporatel International, Inc., Chaos International, Inc., Chaos Productions, Inc., Comex Interactive Network, Ltd. and AEG Entertainment, Limited. All intercompany transactions and accounts have been eliminated in consolidation.

              Nature of Operations: The Company was formed primarily to evaluate, structure and complete a merger with, or acquisition of, prospective private entities. The Company's Chaos subsidiary, which functioned as executive producer of television commercials, entered into contracts and began operations in 1993 (See Note 2). However, the Company's main activities to December 31, 1996 have been primarily developmental and exploratory in nature, with no principal operations to that date.

              The accounting policies employed by the Company are consistent with generally accepted accounting principles. In instances where more than one generally accepted accounting principle may be applied, the Company has adopted the one that it believes most accurately and fairly reflects the circumstances.

    A. Assets and liabilities, revenues and expenses are recorded using the accrual basis of accounting.

    B. Inventory is stated at the lower of first-in, first-out (FIFO) cost or market value.

    C. Property and equipment are stated at cost. Expenditures for renewals and improvements that significantly add to productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are charged to current operations. When depreciable properties are retired or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts of the Company and the resultant gain or loss is reflected in the Company's statement of operations during the applicable period.

        For financial statement purposes, depreciation of property and equipment is computed principally using the straight-line method of depreciation over the following estimated useful lives:

                                                       Estimated
                       Description                   Useful Lives
             ------------------------------          ------------
             Office furniture and equipment             5 years
             Computer equipment                         5 years


        For income tax purposes, qualified property and equipment placed in service after December 31, 1986 are depreciated by accelerated methods as prescribed under the Tax Reform Act of 1986 and the Revenue Reconciliation Act of 1993, and, to the extent practicable, expensed under Internal Revenue Code Section 179.

    D. Film library ownership will be amortized under the straight-line method over a five year period. On a periodic basis, the film library ownership asset will be reviewed to assess whether an impairment of this asset has occurred. If it is probable that estimated undiscounted future net cash flows will be less than the net book value of the asset, an impairment will be deemed to have occurred and losses will be recorded in the current period as a result of this impairment (See Note
        3). For purposes of this analysis, "future net cash flows" is measured by the gross revenues generated by the asset, net of all significant costs associated with these revenues, mainly costs of production, broadcasting and distribution. At December 31, 1996, no amortization has been recorded to date since the Company is still in the development stage and full operations have not yet commenced.

    E. Organization costs, which consist of legal and accounting fees incurred in connection with establishing the Company, are being amortized by the straight-line method over five years.

    F. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    G. A material estimate that is particularly susceptible to significant change relates to the determination of the fair market value of the film library ownership. In connection with the determination of the value of this asset, management used an estimated wholesale price that a willing buyer and seller would arrive at in an arms-length transaction for the sale of films comprising the library (See Note 3).

    H. Net loss per common share is calculated by dividing net loss by the weighted average common shares actually outstanding plus the shares that would be outstanding assuming exercise of dilutive stock warrants and options, all of which are considered to be common stock equivalents. The stock options and warrants described in Notes 7 and 8 are antidilutive and therefore not included in the calculation of net loss per share in 1996 and 1995.

    I. Certain reclassifications have been made to the 1995 financial statements to conform to the 1996 presentation.


2.  DISCONTINUED OPERATIONS


              On August 1, 1995, the Company discontinued operations of its Chaos International, Inc. subsidiary. This subsidiary (a Canadian corporation) functioned as executive producer of television commercials and began operations in 1993. Due to a change in corporate philosophy, this subsidiary was discontinued in August, 1995. The Company incurred no material gain or loss on the discontinuance of this subsidiary.

              Operating results of the Chaos subsidiary for the seven months ended July 31, 1995 are shown separately in the accompanying consolidated statements of operations. Net sales of the Chaos subsidiary for 1995 were approximately $635,000. These amounts are not included in sales of the Company in the accompanying consolidated statements of operations.


3.  FILM LIBRARY OWNERSHIP


              On June 25, 1993, and as amended in October, 1993, the Company entered into an agreement to purchase a film library consisting of five thousand (5,000) English language titles for a total purchase price of $2,000,000. The purchase price is to be paid by a non-interest bearing note payable in the amount of $1,000,000, which has been discounted based on an imputed interest rate of 8%, payable over a period of approximately four years, and by the issuance of 40,000 shares of the Company's common stock, valued at $1,000,000.

              In 1996, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. An evaluation of the fair value of the film library ownership resulted in the determination that the film library was impaired.

              The film library has been written down by $847,478, to a carrying amount of $1,000,000. Fair value was based on an estimated wholesale price that a willing buyer and seller would arrive at in an arms-length transaction for the sale of the films comprising the library. This write-down is included in operating expenses in the consolidated statements of operations.

4.  NOTE PAYABLE TO A BANK

              In February, 1996, a subsidiary of the Company, AEG Entertainment, Limited. ("AEL"), arranged for a demand operating line-of-credit of $5,000,000 with a bank on behalf of a third party, V.I.P. Phone Club, Inc. ("V.I.P."). The line-of-credit provides for floating rate loans in multiples of $50,000, and money market loans for periods of thirty (30) days, in multiples of $100,000. Interest is computed on floating rate loans at the bank's Base Rate, plus .5%. Interest is computed on money market loans at the bank's cost of funds, plus 3%. In the event of default, interest will accrue on the outstanding loan balance at the bank's Base Rate of interest, plus 4.5%. The loan is collateralized by the accounts receivable of V.I.P. and all of the assets of the Company, and is guaranteed by V.I.P. and other related entities of V.I.P., an officer of V.I.P., and the Company. Under the terms of the agreement, AEL is to receive a fee equal to 3% of all new advances made under the line-of-credit to V.I.P.

              As of October 31, 1996, a total of $7,842,320 had been advanced under the line-of-credit and repayments were made totalling $4,394,690. In November, 1996, the bank ceased making further advances under the line-of-credit due to discrepancies with the reports substantiating the loan collateral submitted to the bank by V.I.P. On December 11, 1996, the bank called the entire amount due under the loan and engaged a receiver to oversee the operations of V.I.P. At December 31, 1996 and March 31, 1997, the balances due under the loan, including accrued interest, were $3,549,647 and $2,996,947, respectively.

              As of the date of this report, it is the bank's intention to recover the outstanding amount due under the loan through future operating profits of V.I.P. However, since AEL is the primary obligor under the line-of-credit, AEL would ultimately be liable for the entire loan amount due if the assets of V.I.P. were inadequate to satisfy the loan. In this respect, the Company has recorded the outstanding loan balance at December 31, 1996 in the amount of $3,549,647 as a current liability, and has recorded an equal amount as a current asset in the consolidated balance sheets.
    However, Management of the Company believes that due to certain actions taken by the Bank in connection with the loan, the Company and its subsidiaries are not legally liable for the outstanding balance due.


5.  LONG-TERM DEBT

             The Company's long-term debt at December 31, 1996 and 1995 is summarized as follows:

                     Description                              1996       1995
      ---------------------------------------------------   --------  --------
      Non-interest bearing note payable to a
       corporation, face amount of $1,000,000, due in
       equal monthly installments of approximately
       $20,000, which includes interest, through August,
       1997, secured by a film library                      $795,100  $795,100

      Less: unamortized discount based on an
         imputed interest rate of 8%                           4,698    26,815
                                                            --------  --------
      Total long-term debt                                   790,402   768,285

      Less current portion                                   790,402   612,982
                                                            --------  --------

      Long-term debt less current portion                   $     -   $155,303
                                                            --------  --------
                                                            --------  --------

             The note payable is due at the rate of $200 per one inch film master, for a total of 5,000 film masters, and is to be paid at the time they are received by the Company. It is the intent of Management to receive the maximum number of film masters available each month, which is specified in the note agreement as 100. At December 31, 1996, approximately $205,000 has been paid in connection with actual film masters received to date. Management expects the balance of the loan to be repaid in full by August, 1997.

             The aggregate amounts of principal payments due on long-term debt at December 31, 1996 are as follows:

                       Year                        Amounts
                       ----                       --------
                       1997                       $790,402
                                                  --------
               Total long-term debt               $790,402
                                                  --------
                                                  --------

             The fair value of the Company's long-term debt is estimated based on the current rates offered to the Company for debt of the same remaining maturities. At December 31, 1996 and 1995, the fair value of the long-term debt approximates the amounts recorded in the financial statements.



6.  INCOME TAXES


              The Company has reported no income taxes currently payable for the years ended December 31, 1996 and 1995 as a result of incurring net operating losses and utilizing net operating loss carryforwards.

              A reconciliation of income tax at the statutory rate to the Company's effective rate for the years ended December 31, 1996 and 1995 is as follows:


                        Description                      1996   1995
      --------------------------------------------      ------  -----
      Federal income tax at statutory rate               34.0%  34.0%

      State income tax, net of Federal tax benefit        3.6    3.6

      Benefit of net operating loss carryforward        (37.6) (37.6)
                                                        ------ ------
              Income tax expense                           - %    - %
                                                        ------ ------
                                                        ------ ------

              The Company determines deferred tax assets and liabilities based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

              The deferred tax asset at December 31, 1996 and 1995 consists of the following:


                 Description                    1996         1995
      -------------------------------       -----------  -----------
      Net operating loss carryforward       $ 2,000,000  $ 1,430,000

      Valuation allowance                    (2,000,000)  (1,430,000)
                                            -----------  -----------
              Deferred tax asset            $       -    $       -
                                            -----------  -----------
                                            -----------  -----------

              As of December 31, 1996, the Company has a net operating loss carryforward of approximately $5,319,000 for which no financial statement benefit has been recognized. The net operating losses expire between the years 2007 and 2011. Future recognition of these carryforwards will be reflected if the Company has sufficient earnings before the expiration of the respective loss carryforwards.


7. STOCK OPTIONS

              During 1996 and 1995, common stock options were issued to employees and officers of the Company under various compensation agreements. All stock options were issued at no less than market value at the time of grant. Also, during 1995, the Company elected to reduce the exercise price on 300,000 options, which were held by Directors of the Company, from $20.00 per share in 1994 to an average of $10.00 per share in 1995, expiring on January 1, 1998. During 1996, the Board of Directors voted to extend 200,000 of these options through March 31, 2001 and to extend 100,000 of these options through March 31, 2003.

              The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", in October, 1995. Under SFAS No. 123, companies can either continue to account for stock compensation plans pursuant to existing accounting standards or elect to expense the value derived from using an option pricing model. The Company will continue to apply existing accounting standards. However, SFAS No. 123 requires disclosure of pro forma net income (loss) and earnings (loss) per share as if the Company had adopted the expensing provisions of SFAS No. 123. Based on the above, pro forma net loss for 1996 and 1995 would be $(1,923,702) and $(1,841,473)
   respectively; pro forma net loss per share for 1996 and 1995 would be $(.97) and $(1.50), respectively.

              A summary of common stock options outstanding at December 31, 1996 and 1995 is as follows:

                                       1996                 1995
                                -----------------    ----------------
                                 Number   Average    Number   Average
                                   of      option      of      option
        Description              options    price    options    price
     -----------------          --------- -------    -------- -------
     Beginning of year          1,048,000  $10.10     965,557  $12.70

     Granted                    2,037,500    1.68     320,000   10.50

     Exercised                   (240,000)   5.00      (4,000)    .10

     Expired                     (168,000)   5.00    (233,557)  11.00
                                ---------  ------   ---------  ------
     End of year                2,677,500  $ 3.94   1,048,000  $10.10
                                ---------  ------   ---------  ------
                                ---------  ------   ---------  ------


8. STOCK WARRANTS

              In prior years, the Company issued several classes of stock warrants in conjunction with the issuance of common stock and in conjunction with the rescinding of a prior agreement to purchase real estate. Also, in 1996, the Board of Directors elected to extend all series "K" warrants for an additional one year period expiring August 22, 1997. No warrants were exercised in 1996 and 1995. During 1996, 105,635 Class "A" warrants, 132,500 Class "B" warrants, and 45,819 Class "C" warrants expired. During 1995, 790,000 Class "B" warrants and 14,895,390 Class "F" warrants expired.

             The following table reflects the Company's issued and outstanding warrants as of December 31, 1996:

                                   Number of    Exercise   Expiration
                 Description        Warrants     Price        Date
             ------------------    ---------    --------   ----------
             Class "D" warrants       15,000      $25.00     12-31-98
             Class "E" warrants       25,000      $18.10     12-31-98
             Class "H" warrants       22,500      $10.00      4-15-97
             Class "I" warrants       27,500      $20.00      4-15-97
             Class "J" warrants       35,000      $27.50     10-15-98
             Class "K" warrants        7,000      $10.00      8-22-97
                                     -------
       Total warrants outstanding    132,000
                                     -------
                                     -------

9.  FOREIGN CURRENCY TRANSLATION

              The financial statements of the Company's non-U.S. subsidiary are translated into U.S. dollars in accordance with Statements of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation". Net assets of certain non-U.S. subsidiaries whose "functional" currencies are other than the U.S. dollar are translated at current rates of exchange. Income and expense items are translated at the average exchange rate for the year.

              The resulting translation adjustments are recorded directly into a separate component of stockholders' equity. Certain other transaction gains and losses continue to be reported in net income and were not significant in any year.

10. RELATED PARTY TRANSACTIONS

             During 1996, 441,113 shares of the Company's common stock, valued at $369,976, were issued to Directors of the Company, or to related entities of the Directors, in lieu of cash for salaries.

             During 1996, three directors of the Company exercised options to each purchase 80,000 shares of the Company's common stock for $5 per share. At December 31, 1996, and at the report date, the purchase price of $1,200,000 is still owed to the Company, and is reflected in subscriptions receivable on the Company's consolidated balance sheets.

             During 1996, the Company issued 1,870,000 options to directors of the Company at an average exercise price of $1.64 per share.

                 During 1996, the Board of Directors of the Company voted to extend certain options held by directors of the Company to purchase 300,000 shares of the Company's common stock at an average price of $10 per share through March 31, 2001 and 2003.

             In 1996, a Director of the Company made advances to the Company for working capital purposes and also paid various operating expenses on behalf of the Company. During 1996, this Director was issued 30,000 shares of the Company's common stock, valued at $30,000, as a partial reimbursement for these advances. At December 31, 1996, there was no amount due to this Director on these advances.

             In the ordinary course of business, the Company accrues management salaries based on the salary levels as specified in the employment contracts. At December 31, 1996, approximately $366,000 of management's salaries were accrued, which were paid subsequent to the balance sheet date by the issuance of 452,643 shares of the Company's common stock.

              During 1995, 2,500 shares of the Company's common stock, valued at $11,250, were issued to a wife of a Director of the Company for consulting services performed.

              During 1995, 5,500 shares of the Company's common stock, valued at $24,750, were issued to Directors of the Company for consulting services performed.

              During 1995, certain Directors of the Company made advances to the Company for working capital purposes. These advances, along with accrued salaries due to these Directors, were assigned by the Directors to third parties. These assigned debts of the Company were repaid to these third parties during 1995 by the issuance of 221,682 shares of the Company's common stock valued at $702,956.

              In 1995, the Company reduced the exercise prices on options held by certain Directors of the Company (See Note 7).

              During 1995, a Director of the Company was granted options under an employment agreement to purchase 80,000 shares of the Company's common stock at a price of $5.00 per share through January 1, 1997, and options to purchase 100,000 shares of the Company's common stock at an average price of $10.00 per share through January 1, 1998.

              During 1995, a Director of the Company was granted options under an employment agreement to purchase 80,000 shares of the Company's common stock at an average price of $11.30 per share through November 30, 1999.

11. COMMITMENTS AND CONTINGENCIES

              The Company has executed various non-cancelable operating leases for its office space and various equipment. Future minimum rental payments due under these leases at December 31, 1996 are approximately as follows:

                      Year                        Amounts
                      ----                       --------
                      1997                       $ 22,000
                      1998                          3,000
                                                 --------
         Total minimum lease commitments         $ 25,000
                                                 --------
                                                 --------

              Rent expense under these leases was approximately $35,000 and $58,000 in 1996 and 1995, respectively.

              The Company has executed employment agreements with certain of its officers, which were amended during 1996 and effective through various dates through March 15, 2003. Under the terms of the agreements, the officers will receive salaries ranging from $80,000 to $120,000 annually.

              Under these employment agreements, officers and employees will be eligible to receive additional compensation in an amount to be determined at the discretion of Management, to a maximum aggregate amount of 12% of the Company's consolidated pre-tax operating profits.

              As specified in their employment agreements, four executive officers have options to purchase a total of 1,060,000 shares of the Company's common stock at a price of $1.50 per share through dates ending September 30, 2001 and 2003. These four executive officers also hold options to purchase a total of 360,000 shares of the Company's common stock at a price of $1.00 per share through various dates extending through December 31, 2003. In addition, all four officers also have the option to purchase a total of 350,000 shares of the Company's common stock at prices ranging from $5.00 per share to $15.00 per share through various dates extending through March 31, 2003. Also, a fifth executive officer owns options to purchase 80,000 shares of the Company's common stock at an average price of $11.25 per share through November 30, 1999.

12.  SUBSEQUENT EVENTS

             On March 21, 1997, the Company sold a total of $500,000 of 7% convertible debentures, each with a face amount of $10,000, to two corporations. The debentures are convertible into the Company's common stock beginning forty-five days after March 21, 1997 at the lesser of (a) the market price on closing, or (b) 70% of the market price on the conversion date.

             On March 27, 1997, the Company agreed to acquire Telephonetics Overseas Corporation ("TOC"). The Agreement of March 27, 1997 is subject to a further definitive Agreement to be executed on or before April 15, 1997. Under such Agreements, the Company will acquire all the issued and outstanding shares of TOC for the acquisition price of $1,250,000 payable in shares of the common stock of the Company valued at $4 per share.

13. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                     1996        1995
                                                   --------    --------
      Cash paid for interest and income taxes
        is approximately as follows:
          Interest                                 $ 18,000    $ 32,000
          Income taxes                             $    -      $    -

              During 1996, the Company was the primary obligor on a loan made by a bank to a third party. At December 31, 1996, the amount due to the bank, with a corresponding amount due from the third party, was $3,549,647 (See Note 4).

              During 1996 and 1995, the Company issued 519,638 and 269,339 shares, respectively, of the Company's common stock, valued at $512,000 and $958,017, respectively, in lieu of cash payment for compensation and consulting fees.

              During 1996 and 1995, the Company issued 131,459 and 59,779 shares, respectively, of the Company's common stock, valued at $141,875 and $148,378, respectively, in lieu of cash payment for prior year accrued salaries and consulting fees.

              During 1995, the Company issued 5,000 shares of the Company's common stock, valued at $15,000, in lieu of cash for commissions related to the issuance of stock.

              In January, 1995, a note payable to a trust, including accrued interest, in the total amount of approximately $120,000 was converted into approximately 24,000 shares of the Company's common stock.

14. REVERSE STOCK SPLIT

                    Effective for shareholders of record on July 29, 1996, the Board of Directors of the Company approved a ten-for-one reverse stock split of the issued and outstanding shares of the Company. All common shares, stock options, stock warrants, and per share amounts have been retroactively adjusted in the consolidated financial statements to reflect this reverse stock split.