Form 10-Q
period 1997-03-31
AMERICAN ENTERTAINMENT GROUP INC
filed 1997-05-13
CIK 788072

                        U.S. SECURITIES & EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-QSB


    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1997.

                                          or

    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to __________.

         Commission File No. 0-22174

                       American Entertainment Group, Inc.
                       ----------------------------------
       (Exact name of small business issuer as specified in its charter)

               Colorado                                          83-0277375
    -------------------------------                          -------------------
    (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization                            Identification No.)

    160 Bedford Road, Suite 306, Toronto, Ontario, Canada     M5R 2K9
    -----------------------------------------------------    --------
    (Address of principal executive offices)                 Zip Code

Issuer's telephone number, including area code (416) 920-1919, or
toll free 1-800-358-1919                       --------------
          --------------

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.    Yes   X      No
                                                      -----       -----

The number of shares outstanding of Registrant's common stock, as of the latest practicable date, April 30, 1997, was 3,213,864.


Total number of sequentially numbered pages in this document:  17

                          AMERICAN ENTERTAINMENT GROUP, INC.

                                        INDEX


PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements                                   Page No.
         Condensed Consolidated Balance Sheets-
         March 31, 1997 and December 31, 1996                     1-2

         Condensed Consolidated Statements of
         Operations - Three Month periods Ended
         March 31, 1997 and March 31, 1996                         3

         Condensed Consolidated Statement of Changes
         in Stockholders' Equity- Three Months Ended
         March 31, 1997                                          4 & 4B

         Condensed Consolidated Statement of Cash Flows-
         Three Months Ended March 31, 1997 and
         March 31, 1996                                            5

         Notes to Condensed Consolidated Financial Statements     6-10


Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition                      11-12


PART II. OTHER INFORMATION                                       13-16

         Signatures                                               17

                       AMERICAN ENTERTAINMENT GROUP, INC.
                                AND SUBSIDIARIES
                          A DEVELOPMENT STAGE COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)


    ASSETS

                                       MARCH 31, 1997      DECEMBER 31, 1996
                                        (UNAUDITED)            (AUDITED)

CURRENT ASSETS:

CASH                                     $  444,557           $      802
DUE FROM THIRD PARTY                      2,996,947            3,549,647
INVENTORY                                        --                   --
PREPAID EXPENSES AND DEPOSITS                16,517                8,442
                                         ----------           ----------
    TOTAL CURRENT ASSETS                  3,458,021            3,558,891

PROPERTY AND EQUIPMENT, AT COST
  OFFICE FURNITURE AND EQUIPMENT             16,597               16,898
  COMPUTER EQUIPMENT                          9,854                9,854
                                         ----------           ----------
                                             26,451               26,752
    LESS ACCUMULATED DEPRECIATION            17,724               16,566
                                         ----------           ----------
    NET PROPERTY AND EQUIPMENT                8,727               10,186
                                         ----------           ----------
OTHER ASSETS:

FILM LIBRARY OWNERSHIP                    1,000,000            1,000,000
OTHER ASSETS                                  3,141                3,983
                                         ----------           ----------
    TOTAL OTHER ASSETS                    1,003,141            1,003,983
                                         ----------           ----------
                                         $4,469,889           $4,573,060
                                         ----------           ----------
                                         ----------           ----------


                       SEE NOTES TO FINANCIAL STATEMENTS

                       AMERICAN ENTERTAINMENT GROUP, INC.
                                AND SUBSIDIARIES
                          A DEVELOPMENT STAGE COMPANY
               CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                (UNAUDITED)


    LIABILITIES AND STOCKHOLDERS' EQUITY

                                              MARCH 31, 1997   DECEMBER 31, 1996
                                               (UNAUDITED)         (AUDITED)

CURRENT LIABILITIES:
  NOTE PAYABLE TO A BANK                       $ 2,996,947       $ 3,549,647
  CURRENT PORTION OF LONG-TERM DEBT                800,279           790,402
  CONVERTIBLE DEBENTURES PAYABLE                   500,000                --
  ACCOUNTS PAYABLE                                 274,330           363,068
  ACCRUED EXPENSES                                 518,582           774,711
                                               -----------       -----------
    TOTAL CURRENT LIABILITIES                    5,090,138         5,477,828
                                               -----------       -----------
STOCKHOLDERS' EQUITY:
  COMMON STOCK, NO PAR VALUE:
    AUTHORIZED 700,000,000 SHARES;
    ISSUED 3,211,864 AND 2,409,853 SHARES        7,944,010         6,882,014
  COMMON STOCK TO BE ISSUED                         66,800           458,426
  FOREIGN CURRENCY TRANSLATION ADJUSTMENT          (52,538)          (54,014)
  DEFICIT ACCUMULATED DURING THE DEVELOPMENT
    STAGE                                       (7,311,721)       (6,621,435)
                                               -----------       -----------
                                                   646,551           664,991
LESS:  SUBSCRIBTION RECEVIABLE                  (1,266,800)       (1,569,759)
                                               -----------       -----------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)              (620,249)         (904,768)
                                               -----------       -----------
                                               $ 4,469,889       $ 4,573,060
                                               -----------       -----------
                                               -----------       -----------


                       SEE NOTES TO FINANCIAL STATEMENTS

                       AMERICAN ENTERTAINMENT GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                 (UNAUDITED)


                                    CUMULATIVE
                                      SINCE
                                    INCEPTION    MARCH 31, 1997   MARCH 31, 1996

SALES                               $   36,932    $       --       $       --
COST OF SALES                           22,118
                                    ----------    ----------       ----------
    GROSS PROFIT                        14,814            --               --
                                    ----------    ----------       ----------
OPERATING EXPENSES:

  GENERAL AND ADMINISTRATIVE
    EXPENSES                         6,481,006       680,409          315,898
  WRITE-DOWN OF FILM LIBRARY
    OWNERSHIP TO MARKET VALUE          847,478            --               --
  INTEREST                             200,335         9,877           10,349
                                    ----------    ----------       ----------
    TOTAL OPERATING EXPENSES       $(7,528,819)   $ (690,286)      $ (326,247)
                                    ----------    ----------       ----------
OPERATING LOSS                      (7,514,005)     (690,286)        (326,247)

OTHER INCOME                           235,269            --               --
                                    ----------    ----------       ----------
LOSS FROM CONTINUING OPERATIONS     (7,278,736)     (690,286)        (326,247)
DISCONTINUED OPERATIONS
LOSS FROM DISCONTINUED OPERATIONS      (32,985)           --               --
                                    ----------    ----------       ----------
NET LOSS                           $(7,311,721)   $ (690,286)      $ (326,247)
                                    ----------    ----------       ----------
                                    ----------    ----------       ----------
LOSS PER SHARE:

LOSS FROM CONTINUING OPERATIONS          (6.48)        (2.47)           (2.20)
LOSS FROM DISCONTINUED OPERATIONS        (0.03)           --               --
                                    ----------    ----------       ----------
NET LOSS                                 (6.51)        (2.47)           (2.20)
                                    ----------    ----------       ----------
WEIGHTED AVERAGE                     1,123,754     2,793,478        1,475,914
                                    ----------    ----------       ----------
                                    ----------    ----------       ----------


                       SEE NOTES TO FINANCIAL STATEMENTS

                              AMERICAN ENTERTAINMENT GROUP, INC.
                                 A DEVELOPMENT STAGE COMPANY
             CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                       MARCH 31, 1997



                                                                                               DEFICIT
                                                        COMMON                   FOREIGN     ACCUMULATED
                                   COMMON STOCK         STOCK                    CURRENCY    DURING THE      NOTES/
                                   OUTSTANDING          TO BE       UNEARNED    TRANSLATION  DEVELOPMENT  SUBSCRIPTIONS
                                SHARES     AMOUNTS      ISSUED    COMPENSATION  ADJUSTMENT      STAGE      RECEIVABLE      TOTAL
                               ----------------------------------------------------------------------------------------------------
BALANCE AT APRIL 23, 1992
  (INCEPTION)
  ISSUANCE OF COMMON STOCK       428,000  $      150         --          --            --    $        --   $      (150)          --
  NET LOSS                                                                                       (89,500)                   (89,500)
                                ---------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1992     428,000  $      150  $      --          --            --    $   (89,500)  $      (150) $   (89,500)
  ISSUANCE OF COMMON STOCK       406,914   2,719,197         --          --            --             --       (12,745)   2,706,452
  COMMON STOCK ISSSUED IN
    REVERSE ACQUISITION
    (NOTE B)                      70,000          --         --          --            --             --            --           --
  COMMON STOCK SUBSCRIBED             --          --     62,066          --            --             --       (61,586)         500
  NET LOSS                            --          --         --          --            --     (1,608,553)           --   (1,608,553)
                               ----------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1993     904,914  $2,719,347  $  62,066          --      $    (40)   $(1,698,053)  $   (74,461) $ 1,006,859
  ISSUANCE OF COMMON STOCK       145,118     696,094     (8,449)         --            --             --           (56)     697,589
  COMMON STOCK SUBSCRIBED             --          --     70,000          --            --             --       (70,000)          --
  UNEARNED COMPENSATION RELATED
    TO ISSUANCE OF STOCK FOR
    SERVICES                          --          --         --     (75,000)           --             --            --      (75,000)
  AMORTIZATION OF UNEARNED
    COMPENSATION                      --          --         --      33,333            --             --            --       33,333
  FOREIGN CURRENCY TRANSLATION
    ADJUSTMENT                        --          --         --          --        (1,876)            --            --       (1,876)
  NET LOSS                            --          --         --          --            --     (1,342,562)           --   (1,342,562)
                               ----------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1994   1,050,032  $3,415,441  $ 123,637    $(41,667)     $ (1,916)   $(3,040,635)  $  (144,537) $   310,323
  ISSUANCE OF COMMON STOCK       412,953   1,487,848         --          --            --             --            --    1,487,848
  COMMON STOCK SUBSCRIBED             --          --   (123,637)         --            --             --      (144,537)      20,900
  UNEARNED COMPENSATION RELATED
    TO ISSUANCE OF STOCK FOR
    SERVICES                          --          --         --     (13,900)           --        (13,900)           --      (13,900)
  AMORTIZATION OF UNEARNED
    COMPENSATION                      --          --         --      41,667            --             --            --       41,667
  FOREIGN CURRENCY TRANSLATION
    ADJUSTMENT                        --          --         --          --       (10,453)            --            --      (10,453)
  NET LOSS                            --          --         --          --            --     (1,841,473)           --   (1,841,473)
                               ----------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1995   1,462,985  $4,903,289         --    $(13,900)     $(12,369)   $(4,882,108)           --  $    (5,088)
  ISSUANCE OF COMMON STOCK       946,868   1,978,725         --          --            --             --    (1,200,000)     778,725
  UNEARNED COMPENSATION RELATED
    TO ISSUANCE OF STOCK FOR
    SERVICES                          --          --         --      13,900            --             --            --       13,900
  COMMON STOCK SUBSCRIBED             --          --    458,426          --            --             --      (369,759)      88,667
  FOREIGN CURRENCY TRANSLATION
    ADJUSTMENT                        --          --         --          --       (41,645)            --            --      (41,645)
  NET LOSS                            --          --         --          --            --     (1,739,327)           --   (1,739,327)
                               ----------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996   2,409,853  $6,882,014  $ 458,426    $     --      $(54,014)   $(6,621,435)  $(1,569,759) $  (904,768)


                         AMERICAN ENTERTAINMENT GROUP, INC.
                            A DEVELOPMENT STAGE COMPANY
   CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                  MARCH 31, 1997


                                                                                               DEFICIT
                                                        COMMON                   FOREIGN     ACCUMULATED
                                   COMMON STOCK         STOCK                    CURRENCY    DURING THE      NOTES/
                                   OUTSTANDING          TO BE       UNEARNED    TRANSLATION  DEVELOPMENT  SUBSCRIPTIONS
                                SHARES     AMOUNTS      ISSUED    COMPENSATION  ADJUSTMENT      STAGE      RECEIVABLE      TOTAL
                               ----------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996   2,409,853  $6,882,014  $ 458,426       $--        $(54,014)   $(6,621,435)  $(1,569,759)  $ (904,768)
  ISSUANCE OF COMMON STOCK       802,011   1,061,996                                                                      1,061,996
  UNEARNED COMPENSATION RELATED
    TO COMMON STOCK SUBSCRIBED                         (391,626)                                               302,959      (88,667)
  FOREIGN CURRENCY TRANSLATION
    ADJUSTMENT                                                                      1,476                                     1,476
  NET LOSS                                                                                      (690,286)                  (690,286)
                               ----------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1997      3,211,864  $7,944,010  $  66,800       $--        $(52,538)   $(7,311,721)  $(1,266,800)  $ (620,249)
                               ----------------------------------------------------------------------------------------------------
                               ----------------------------------------------------------------------------------------------------


                                       - 4B -

                                  AMERICAN ENTERTAINMENT GROUP, INC.
                                           AND SUBSIDIARIES
                                     A DEVELOPMENT STAGE COMPANY
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                             (UNAUDITED)


                                             CUMULATIVE
                                               SINCE      MARCH 31,   MARCH 31,
                                             INCEPTION      1997        1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  NET LOSS                                  $(7,311,721)  $(690,286)  $(326,247)
  ADJUSTMENTS TO RECONCILE NET LOSS TO
    NET CASH USED BY OPERATING ACTIVITIES:
    DEPRECIATION AND AMORTIZATION                31,584       2,301       2,063
    INTEREST PORTION OF AMOUNT DUE FOR
      FILM LIBRARY                               79,095       9,877       9,877
    COMMON STOCK ISSUED FOR SERVICES          2,744,448     438,004      84,330
    FOREIGN CURRENCY TRANSLATION                (52,538)      1,476      (1,012)
    CHANGES IN:
      TRADE ACCOUNTS RECEIVABLE & INVENTORY          --          --          --
      PREPAID EXPENSES & DEPOSITS               (16,517)     (8,075)         --
      ACCOUNTS PAYABLE AND OTHER              1,448,907      20,833      82,547
                                            -----------   ---------   ---------
NET CASH USED BY OPERATING ACTIVITIES        (3,076,742)   (225,870)   (148,442)
                                            -----------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  PURCHASE OF INFOMERCIAL & OTHER FILM RIGHTS  (120,000)         --          --
  PURCHASE OF PROPERTY AND EQUIPMENT            (26,830)         --          --
  DECREASE IN OTHER ASSETS                      957,106          --          --
                                            -----------   ---------   ---------
NET CASH PROVIDED BY INVESTING ACTIVITIES       810,276          --          --
                                            -----------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  PROCEEDS FROM ISSUANCE OF COMMON STOCK      2,172,317     169,625          --
  INCREASE IN SHORT-TERM NOTES PAYABLE          115,000          --      82,500
  REPAYMENT OF LONG-TERM DEBT                  (126,294)         --          --
  INCREASE IN DUE TO OFFICER                     50,000          --          --
  PROCEEDS FROM CONVERTIBLE DEBENTURES          500,000     500,000          --
                                            -----------   ---------   ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES     2,711,023     669,625      82,500
                                            -----------   ---------   ---------
NET INCREASE (DECREASE) IN CASH                 444,557     443,755     (65,942)

CASH, AT THE BEGINNING OF THE PERIOD                 --         802         315
                                            -----------   ---------   ---------
CASH AT THE END OF THE PERIOD               $   444,557   $ 444,557   $ (65,627)
                                            -----------   ---------   ---------
                                            -----------   ---------   ---------


                       SEE NOTES TO FINANCIAL STATEMENTS

                          AMERICAN ENTERTAINMENT GROUP, INC.
                             A DEVELOPMENT STAGE COMPANY
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  March 31, 1997


1.  FINANCIAL STATEMENTS

    In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments, which include only normal recurring accruals, necessary to present fairly the Company's financial position as at March 31, 1997, the results of operations, changes in stockholders' equity and cash flows for the three month periods ended March 31, 1997 and 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.


    2.  COMMON STOCK

    Common shares issued during the three month period ending March 31, 1997, include 99,500 shares issued for cash or equivalent consideration in the amount of $169,625 and 219,002 shares issued in lieu of cash payment for various consulting services provided and valued at $438,004.

    At March 31, 1997, a total of approximately 2,773,000 options were outstanding at option prices per share of $1.00 cents to $20.00.

    At March 31, 1997, a total of 132,000 warrants were outstanding at prices per share of $10.00 to $27.50.

    During the period no warrants expired.


3.  SUBSEQUENT EVENTS

    On March 22, 1996, the Banque Nationale de Paris (Canada) (BNP) provided financing to American Entertainment Limited (AEL), a wholly-owned Canadian subsidiary of the Company, of a $5,000,000 US revolving line of credit to be used to finance the accounts receivable and contract amounts receivable of VIP Phone Club, Inc. (VIP), a private Delaware corporation, which was part of an affiliated group, which, in November, 1995 and in January, 1996, had assigned its accounts receivable and contract accounts receivable to AEL. Additionally, the Company and AEL had granted a license to VIP to make available to VIP's telephone subscribers the titles contained in the Company's film library. In December, 1996, the Company received a notification from (BNP) of a default in the loan between VIP and BNP, of which AEL is the debtor and the Company one of the guarantors. At that time, the Company acknowledged this default on the part of VIP and agreed to cooperate with BNP in securing the collection of the outstanding loan balance.

    Notwithstanding the foregoing, on April 8, 1997, the Company informed BNP that due to the conduct of BNP respecting both the loan to VIP and its Receiver thereof, the Company and AEL by operation of law have been released respectively from said guarantee of the Company and the loan to AEL. In response to this notice, BNP denied the Company's allegations, commenced an action in the Ontario Courts against the Company and AEL for payment of the outstanding loan balance, and filed a motion in the Courts of Ontario (Toronto) asking that a Receiver be appointed over the property and assets for both the Company and AEL. The Company believes that there is no basis for such a Receiver to be appointed and has opposed this motion. The matter has been adjourned on the consent of BNP, the Company, and AEL until May 21, 1997. In the interim, the parties have agreed to allow the accounting firm of Price Waterhouse to act as a Monitor to perform a business review of the operations of the Company and AEL. The Company believes, given the facts and circumstances of the case, that BNP should not be entitled to have a Receiver appointed over the Company's property and assets. However, there can be no guarantee of the outcome of this case at this time.

    On March 21, 1997 the Company sold a total of $500,000 of 7% Convertible Debentures, each Debenture certificate with a $10,000 face value, to two corporations, each residents of Canada, pursuant to Regulation S. The Debentures are convertible into the common stock of the Company beginning 45 days after March 21, 1997 at the lesser of (a) the market price on Closing, or (b) 70% of the market price on the Conversion Date. The market price is defined as the average closing bid price of the common stock on the five trading days immediately preceding the Closing or Conversion Date, as may be applicable. On May 7, 1997, notice was received to convert $60,000 into 60,172 shares of the Company.

    On March 27, 1997, the Company agreed to acquire Telephonetics Overseas Corporation (TOC). The Agreement of March 27, 1997 is subject to a further definitive Agreement to be executed on or before May 31, 1997. Under such Agreements, the Company will acquire all the issued and outstanding shares of TOC for the acquisition price of $1,250,000 payable in shares in the common stock of the Company valued at $4.00 per share.

    TOC holds rights and licenses from Telephonetics International Inc., (TII) to market and sell world wide TII's On Hold media technology, hardware and programming. For over a decade TII has been a joint marketing alliance partner and exclusive supplier to AT&T (now Lucent Technologies) for Simply Magic Productions for Magic On-Hold. Additionally, on closing, the Company will fund, a maximum of $200,000 less any credits due to the Company. If necessary, and in accord with an agreed TOC Business Plan, the Company will fund an additional $300,000 during the 1997 calendar year. Present TOC management will continue after closing which is scheduled to occur on or before June 15, 1997. The Company's management is of the opinion that the TOC acquisition will garner both substantial revenues and net profits for AETG.


4.  OTHER MATTERS

    The accompanying financial information contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years. In addition, the Company has used substantial amounts of working capital in its operations. Further, at March 31, 1997, current liabilities exceed current assets by $1,632,117.

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

    On March 22, 1996, the Banque Nationale de Paris (Canada) (BNP) provided financing to American Entertainment Limited (AEL), a wholly-owned Canadian subsidiary of the Company, of a $5,000,000 US revolving line of credit to be used to finance the accounts receivable and contract amounts receivable of VIP Phone Club, Inc. (VIP), a private Delaware corporation, which was part of an affiliated group, which, in November, 1995 and in January, 1996, had assigned its accounts receivable and contract accounts receivable to AEL. Additionally, the Company and AEL had granted a license to VIP to make available to VIP's telephone subscribers the titles contained in the Company's film library. In December, 1996, the Company received a notification from (BNP) of a default in the loan between VIP and BNP, of which AEL is the debtor and the Company one of the guarantors. At that time, the Company acknowledged this default on the part of VIP and agreed to cooperate with BNP in securing the collection of the outstanding loan balance.

    Notwithstanding the foregoing, on April 8, 1997, the Company informed BNP that due to the conduct of BNP respecting both the loan to VIP and its Receiver thereof, the Company and AEL by operation of law have been released respectively from said guarantee of the Company and the loan to AEL. In response to this notice, BNP denied the Company's allegations, commenced an action in the Ontario Courts against the Company and AEL for payment of the outstanding loan balance, and filed a motion in the Courts of Ontario (Toronto) asking that a Receiver be appointed over the property and assets for both the Company and AEL. The Company believes that there is no basis for such a Receiver to be appointed and has opposed this motion. The matter has been adjourned on the consent of BNP, the Company, and AEL until May 21, 1997. In the interim, the parties have agreed to allow the accounting firm of Price Waterhouse to act as a Monitor to perform a business review of the operations of the Company and AEL. The Company believes, given the facts and circumstances of the case, that BNP should not be entitled to have a Receiver appointed over the Company's property and assets. However, there can be no guarantee of the outcome of this case at this time.

    On March 21, 1997 the Company sold a total of $500,000 of 7% Convertible Debentures, each Debenture certificate with a $10,000 face value, to two corporations, each residents of Canada, pursuant to Regulation S. The Debentures are convertible into the common stock of the Company beginning 45 days after March 21, 1997 at the lesser of (a) the market price on Closing, or (b) 70% of the market price on the Conversion Date. The market price is defined as the average closing bid price of the common stock on the five trading days immediately preceding the Closing or Conversion Date, as may be applicable. On May 7, 1997, notice was received to convert $60,000 into 60,172 shares of the Company.

    On March 27, 1997, the Company agreed to acquire Telephonetics Overseas Corporation (TOC). The Agreement of March 27, 1997 is subject to a further definitive Agreement to be executed on or before May 31, 1997. Under such Agreements, the Company will acquire all the issued and outstanding shares of TOC for the acquisition price of $1,250,000 payable in shares in the common stock of the Company valued at $4.00 per share.

    TOC holds rights and licenses from Telephonetics International Inc., (TII) to market and sell world wide TII's On Hold media technology, hardware and programming. For over a decade TII has been a joint marketing alliance partner and exclusive supplier to AT&T (now Lucent Technologies) for Simply Magic Productions for Magic On-Hold. Additionally, on closing, the Company will fund, a maximum of $200,000 less any credits due to the Company. If necessary, and in accord with an agreed TOC Business Plan, the Company will fund an additional $300,000 during the 1997 calendar year.

    Present TOC management will continue after closing which is scheduled to occur on or before June 15, 1997. The Company's management is of the opinion that the TOC acquisition will garner both substantial revenues and net profits for AETG.


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

    On March 22, 1996, the Banque Nationale de Paris (Canada) (BNP) provided financing to American Entertainment Limited (AEL), a wholly-owned Canadian subsidiary of the Company, of a $5,000,000 US revolving line of credit to be used to finance the accounts receivable and contract amounts receivable of VIP Phone Club, Inc. (VIP), a private Delaware corporation, which was part of an affiliated group, which, in November, 1995 and in January, 1996, had assigned its accounts receivable and contract accounts receivable to AEL. Additionally, the Company and AEL had granted a license to VIP to make available to VIP's telephone subscribers the titles contained in the Company's film library. In December, 1996, the Company received a notification from (BNP) of a default in the loan between VIP and BNP, of which AEL is the debtor and the Company one of the guarantors. At that time, the Company acknowledged this default on the part of VIP and agreed to cooperate with BNP in securing the collection of the outstanding loan balance.

    Notwithstanding the foregoing, on April 8, 1997, the Company informed BNP that due to the conduct of BNP respecting both the loan to VIP and its Receiver thereof, the Company and AEL by operation of law have been released respectively from said guarantee of the Company and the loan to AEL. In response to this notice, BNP denied the Company's allegations, commenced an action in the Ontario Courts against the Company and AEL for payment of the outstanding loan balance, and filed a motion in the Courts of Ontario (Toronto) asking that a Receiver be appointed over the property and assets for both the Company and AEL. The Company believes that there is no basis for such a Receiver to be appointed and has opposed this motion. The matter has been adjourned on the consent of BNP, the Company, and AEL until May 21, 1997. In the interim, the parties have agreed to allow the accounting firm of Price Waterhouse to act as a Monitor to perform a business review of the operations of the Company and AEL. The Company believes, given the facts and circumstances of the case, that BNP should not be entitled to have a Receiver appointed over the Company's property and assets. However, there can be no guarantee of the outcome of this case at this time.

    On February 4, 1997, the Company, via its wholly owned subsidiary Comex Interactive Network Limited, entered into an Agreement with Pelmorex Inc. of Toronto, Canada respecting the sale over the next two years of 104 episodes of Classic Movies on Radio. The series is based on the Company's Audio Classic Movies which will bring to the North American public, via radio, vintage movies derived from the Company's film library.

    On March 27, 1997, the Company agreed to acquire Telephonetics Overseas Corporation (TOC). The Agreement of March 27, 1997 is subject to a further definitive Agreement to be executed on or before May 31, 1997. Under such Agreements, the Company will acquire all the issued and outstanding shares of TOC for the acquisition price of $1,250,000 payable in shares in the common stock of the Company valued at $4.00 per share.

    TOC holds rights and licenses from Telephonetics International Inc., (TII) to market and sell world wide TII's On Hold media technology, hardware and programming. For over a decade TII has been a joint marketing alliance partner and exclusive supplier to AT&T (now Lucent Technologies) for Simply Magic Productions for Magic On-Hold. Additionally, on closing, the Company will fund, a maximum of $200,000 less any credits due to the Company. If necessary, and in accord with an agreed TOC Business Plan, the Company will fund an additional $300,000 during the 1997 calendar year.

    Present TOC management will continue after closing which is scheduled to occur on or before June 15, 1997. The Company's management is of the opinion that the TOC acquisition will garner both substantial revenues and net profits for AETG.


ITEM 2


    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The Company is a development stage company and as such has not yet commenced full operations. Consolidated revenue for the three months ended March 31, 1997, was $ NIL. In the three month period ended March 31, 1997, the company had revenue of $ NIL.

    The main thrust of the Company's activities for the balance of the year will be in sales of products derived from its film libraries through various means to both distributors and retailers. The Company also plans to sell its product via joint ventures and licensing arrangements regarding general broadcast, cable and satellite generated television stations. Additionally, the Company's activities will focus upon various acquisitions and mergers.

    Gross profit for the three months ended March 31, 1997, and March 31, 1996 were $ NIL.

    General and administrative expenses for three months ended March 31, 1997, were $690,286, an increase of $364,039 or 111% from the three month period ended March 31, 1996.

    The increase of $364,039 in general and administrative expenses for the period ended March 31, 1997, over the period ended March 31, 1996, is attributed mainly to the issuance of shares in lieu of cash payment for various consulting services provided, in the amount of $438,000, an increase of $354,000 over the period ended March 31, 1996, as well as approximately $58,000 in costs to arrange the Convertible Debentures.

    Interest expense for the three month periods ended March 31, 1997 and 1996, was $9,877 and $9,877 respectively.

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

    At the date hereof, and subject to the pending TOC transaction, the Company has no material commitments for capital expenditures in the next twelve months. Such capital requirements that the Company does have in the next twelve months, relate to its Business Plan.

    LIQUIDITY AND CAPITAL RESOURCES

    At March 31, 1997, cash balance was $444,557 compared to $ NIL cash balance at March 31, 1996.

    The Company expects to require additional capital of approximately $1,500,000 during the remainder of this fiscal year and throughout the next fiscal year, which it will use for all of its operating divisions. The Company expects to generate such capital through a combination of public offerings, private placements, bank operating lines of credit, and cash flow, if any.

    On March 21, 1997 the Company sold a total of $500,000 of 7% Convertible Debentures, each Debenture certificate with a $10,000 face value, to two corporations, each residents of Canada, pursuant to Regulation S. The Debentures are convertible into the common stock of the Company beginning 45 days after March 21, 1997 at the lesser of (a) the market price on Closing, or (b) 70% of the market price on the Conversion Date. The market price is defined as the average closing bid price of the common stock on the five trading days immediately preceding the Closing or Conversion Date, as may be applicable. On May 7, 1997, notice was received to convert $60,000 into 60,172 shares of the Company.


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

    On March 22, 1996, the Banque Nationale de Paris (Canada) (BNP) provided financing to American Entertainment Limited (AEL), a wholly-owned Canadian subsidiary of the Company, of a $5,000,000 US revolving line of credit to be used to finance the accounts receivable and contract amounts receivable of VIP Phone Club, Inc. (VIP), a private Delaware corporation, which was part of an affiliated group, which, in November, 1995 and in January, 1996, had assigned its accounts receivable and contract accounts receivable to AEL. Additionally, the Company and AEL had granted a license to VIP to make available to VIP's telephone subscribers the titles contained in the Company's film library. In December, 1996, the Company received a notification from (BNP) of a default in the loan between VIP and BNP, of which AEL is the debtor and the Company one of the guarantors. At that time, the Company acknowledged this default on the part of VIP and agreed to cooperate with BNP in securing the collection of the outstanding loan balance.

    Notwithstanding the foregoing, on April 8, 1997, the Company informed BNP that due to the conduct of BNP respecting both the loan to VIP and its Receiver thereof, the Company and AEL by operation of law have been released respectively from said guarantee of the Company and the loan to AEL. In response to this notice, BNP denied the Company's allegations, commenced an action in the Ontario Courts against the Company and AEL for payment of the outstanding loan balance, and filed a motion in the Courts of Ontario (Toronto) asking that a Receiver be appointed over the property and assets for both the Company and AEL. The Company believes that there is no basis for such a Receiver to be appointed and has opposed this motion. The matter has been adjourned on the consent of BNP, the Company, and AEL until May 21, 1997. In the interim, the parties have agreed to allow the accounting firm of Price Waterhouse to act as a Monitor to perform a business review of the operations of the Company and

    AEL. The Company believes, given the facts and circumstances of the case, that BNP should not be entitled to have a Receiver appointed over the Company's property and assets. However, there can be no guarantee of the outcome of this case at this time.

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


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         Not Applicable


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None


ITEM 5.  OTHER INFORMATION
         None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Reports on Form 8-K


(i) That on February 26, 1997, the Company issued a Form 8-K, a Report dated February 26, 1997 stating that the Company had appointed to its Board of Directors three new directors to fill existing vacancies on the Board, as permitted by the Company's by-laws. The names of the new directors are, Albert Gnat, Brian A. Grosman, and Lloyd Orlow.

(ii) That on March 25, 1997, the Company issued a Form 8-K, a Report dated March 25, 1997 whereby the Company sold a total of $500,000 of 7% Convertible Debentures to two corporations, each residents of Canada. The Debentures are convertible into the common stock of the Company beginning 45 days after March 21, 1997, at the lesser of the market price on closing, or 70% of market price on conversion date. On May 7, 1997, notice was received to convert $60,000 into 60,172 shares of the Company.

(iii) That on May 1, 1997, the Company issued a Form 8K, a Report dated May 1, 1997, relating that on March 22, 1996, the Banque Nationale de Paris (Canada) (BNP) provided financing to American Entertainment Limited (AEL), a wholly-owned Canadian subsidiary of the Company, of a $5,000,000 US revolving line of credit to be used to finance the accounts receivable and contract amounts receivable of VIP Phone Club, Inc. (VIP), a private Delaware corporation, which was part of an affiliated group, which, in November, 1995 and in January, 1996, had assigned its accounts receivable and contract accounts receivable to AEL. Additionally, the Company and AEL had granted a license to VIP to make available to VIP's telephone subscribers the titles contained in the Company's film library. In December, 1996, the Company received a notification from (BNP) of a default in the loan between VIP and BNP, of which AEL is the debtor and the Company one of the guarantors. At that time, the Company acknowledged this default on the part of VIP and agreed to cooperate with BNP in securing the collection of the outstanding loan balance.

         Notwithstanding the foregoing, on April 8, 1997, the Company informed BNP that due to the conduct of BNP respecting both the loan to VIP and its Receiver thereof, the Company and AEL by operation of law have been released respectively from said guarantee of the Company and the loan to AEL. In response to this notice, BNP denied the Company's allegations, commenced an action in the Ontario Courts against the Company and AEL for payment of the outstanding loan balance, and filed a motion in the Courts of Ontario (Toronto) asking that a Receiver be appointed over the property and assets for both the Company and AEL. The Company believes that there is no basis for such a Receiver to be appointed and has opposed this motion. The matter has been adjourned on the consent of BNP, the Company, and AEL until May 21, 1997. In the interim, the parties have agreed to allow the accounting firm of Price Waterhouse to act as a Monitor to perform a business review of the operations of the Company and AEL. The Company believes, given the facts and circumstances of the case, that BNP should not be entitled to have a Receiver appointed over the Company's property and assets. However, there can be no guarantee of the outcome of this case at this time.


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


                                  American Entertainment Group, Inc.
                                  ----------------------------------
                                  (Registrant)


    Date:  May 9, 1997            /s Joel Wagman
                                  --------------
                                  Joel Wagman
                                  Chairman of the Board and
                                  Chief Executive Officer


    Date:  May 9, 1997            /s Samuel C. Paul
                                  -----------------
                                  Samuel C. Paul
                                  Treasurer and Chief Accounting Officer