Form 10QSB
period 1997-06-30
AMERICAN ENTERTAINMENT GROUP INC
filed 1997-08-13
CIK 788072

                     U.S. SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1997.

                                      or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________.

     Commission File No. 0-22174

                      AMERICAN ENTERTAINMENT GROUP, INC.
     -----------------------------------------------------------------
     (Exact name of small business issuer as specified in its charter)

         COLORADO                                    83-0277375
-------------------------------                  -------------------
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization                   Identification No.)

160 BEDFORD ROAD, SUITE 306, TORONTO, ONTARIO, CANADA               M5R 2K9
-----------------------------------------------------               -------
(Address of principal executive offices)                            Zip Code

Issuer's telephone number, including area code (416) 920-1919, or toll free 1-800-358-1919

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.      Yes   x      No
                                            -----       -----
The number of shares outstanding of Registrant's common stock, as of the latest practicable date, July 25, 1997, was 4,401,160.


Total number of sequentially numbered pages in this document:  20

                      AMERICAN ENTERTAINMENT GROUP, INC.


                                     INDEX

PART I.   FINANCIAL INFORMATION



Item 1.   Financial Statements                                        Page No.

          Condensed Consolidated Balance Sheets-
          June 30, 1997 and December 31, 1996                            1-2

          Condensed Consolidated Statements of
          Operations - Six Month periods Ended
          June 30, 1997 and June 30, 1996                                  3

          Condensed Consolidated Statement of Changes
          in Stockholders' Equity- Six Months Ended
          June 30, 1997                                               4 & 4B

          Condensed Consolidated Statement of Cash Flows-
          Six Months Ended June 30, 1997 and
          June 30, 1996                                                    5

          Notes to Condensed Consolidated Financial Statements          6-12


Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition                           12-14


PART II.  OTHER INFORMATION                                            14-19

          Signatures                                                      20

                        AMERICAN ENTERTAINMENT GROUP, INC.
                                  AND SUBSIDIARIES
                             A Development Stage Company
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)

     ASSETS

                                       JUNE 30, 1997       DECEMBER 31, 1996
                                        (UNAUDITED)             (AUDITED)

CURRENT ASSETS:
CASH                                    $         -            $       802
DUE FROM THIRD PARTY                      2,996,947              3,549,647
DEPOSIT - TEXAS PROCEEDINGS                 159,223                      -
PREPAID EXPENSES AND DEPOSITS                32,968                  8,442
                                        -----------            -----------
      TOTAL CURRENT ASSETS                3,189,138              3,558,891
                                        -----------            -----------
PROPERTY AND EQUIPMENT, AT COST
   OFFICE FURNITURE AND EQUIPMENT            16,688                 16,898
   COMPUTER EQUIPMENT                         9,854                  9,854
                                        -----------            -----------
                                             26,542                 26,752
      LESS ACCUMULATED DEPRECIATION          19,091                 16,566
                                        -----------            -----------
      NET PROPERTY AND EQUIPMENT              7,451                 10,186
                                        -----------            -----------
OTHER ASSETS:

AUDIO MASTERS PRODUCTION                     86,208                      -
FILM LIBRARY OWNERSHIP                    1,000,000              1,000,000
OTHER ASSETS                                  2,314                  3,983
                                        -----------            -----------
 TOTAL OTHER ASSETS                       1,088,522              1,003,983
                                        -----------            -----------
                                        $ 4,285,111            $ 4,573,060
                                        -----------            -----------
                                        -----------            -----------


                             SEE NOTES TO FINANCIAL STATEMENTS

                      AMERICAN ENTERTAINMENT GROUP, INC.
                               AND SUBSIDIARIES
                          A Development Stage Company
               CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                                   (Unaudited)


      LIABILITIES and STOCKHOLDERS' EQUITY


                                         JUNE 30, 1997       DECEMBER 31, 1996
                                          (UNAUDITED)            (AUDITED)

Current Liabilities:
  Note payable to a bank                  $ 2,996,947           $ 3,549,647
  Current portion of long-term debt           810,156               790,402
  Convertible Debentures Payable              400,000                    --
  Accounts payable                            258,883               363,068
  Accrued expenses                            423,568               774,711
                                          -----------           -----------
      Total current liabilities             4,889,554             5,477,828
                                          -----------           -----------

Stockholders' Equity:
  Common stock, no par value:
   authorized 700,000,000 shares;
   issued 4,005,795 and 2,409,853 shares    8,240,986             6,882,014
  Common stock to be issued                    66,800               458,426
  Foreign currency translation adjustment     (54,521)              (54,014)
  Deficit accumulated during the
   development stage                       (7,590,908)           (6,621,435)
                                          -----------           -----------
                                              662,357               664,991
Less: subscription receivable              (1,266,800)           (1,569,759)
                                          -----------           -----------
Total stockholders' equity (deficit)         (604,443)             (904,768)
                                          $ 4,285,111           $ 4,573,060
                                          -----------           -----------
                                          -----------           -----------


                          See Notes to Financial Statements

                     AMERICAN ENTERTAINMENT GROUP, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             Six And Three Months Ended June 30, 1997 and 1996
                              (Unaudited)

                                                       Six Months Ended         Three Months Ended
                                      Cumulative    ----------------------    ----------------------
                                        Since        June 30,     June 30,     June 30,    June 30,
                                      Inception        1997         1996         1997        1996
                                     -----------    ---------    ---------    ---------    ---------
Sales                                $    36,932    $      --    $      --    $      --    $      --
Cost of Sales                             22,118           --        7,698           --        7,698
                                     -----------    ---------    ---------    ---------    ---------
  Gross Profit                            14,814           --       (7,698)          --       (7,698)
                                     -----------    ---------    ---------    ---------    ---------
Operating Expenses:

  General and administrative
   expenses                            6,751,170      950,573      615,696      270,164      299,798
  Write-down of film library
   ownership to market value             847,478           --           --           --           --
  Interest                               209,358       18,900       24,509        9,023       14,160
                                     -----------    ---------    ---------    ---------    ---------
  Total operating expenses           $ 7,808,006    $ 969,473    $ 640,205    $ 279,187    $ 313,958

Operating loss                        (7,793,192)    (969,473)    (647,903)    (279,187)    (321,656)

Other income                             235,269           --      116,124           --      116,124
                                     -----------    ---------    ---------    ---------    ---------
Loss from continuing operations       (7,557,923)    (969,473)    (531,779)    (279,187)    (205,532)
Discontinued Operations
  Loss from discontinued operations      (32,985)          --           --           --           --
                                     -----------    ---------    ---------    ---------    ---------
NET LOSS                             $(7,590,908)   $(969,473)   $(531,779)   $(279,187)   $(205,532)
                                     -----------    ---------    ---------    ---------    ---------
                                     -----------    ---------    ---------    ---------    ---------
LOSS PER SHARE:

Loss from continuing operations            (6.07)       (3.19)       (3.30)       (0.85)       (1.20)
Loss from discontinued operations          (0.03)          --           --           --           --
                                     -----------    ---------    ---------    ---------    ---------
NET LOSS                                   (6.10)       (3.19)       (3.30)       (0.85)       (1.20)
                                     -----------    ---------    ---------    ---------    ---------
Weighted average                       1,244,410    3,040,663    1,619,820    3,285,242    1,765,375
                                     -----------    ---------    ---------    ---------    ---------
                                     -----------    ---------    ---------    ---------    ---------

                       See Notes to Financial Statements

                       AMERICAN ENTERTAINMENT GROUP, INC.
                          A Development Stage Company
     CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                June 30, 1997

                                                                                             Deficit
                                                                              Foreign      Accumulated
                          Common Stock Outstanding   Common                   Currency     During The      Notes /
                                                   Stock to Be   Unearned    Translation   Development  Subscriptions
                             Shares      Amounts      Issued   Compensation  Adjustment       Stage       Receivable      Total
                        ---------------------------------------------------------------------------------------------------------
Balance at April 23,
  1992 (Inception)
   Issuance of common
     stock                   428,000   $      150          --          --           --     $        --    $     (150)           --
  NET LOSS                                                                                     (89,500)                    (89,500)
                        ----------------------------------------------------------------------------------------------------------

Balance at
  December 31, 1992          428,000   $      150    $     --          --           --     $   (89,500)   $     (150)   $  (89,500)
   Issuance of common
     stock                   406,914    2,719,197          --          --           --              --       (12,745)    2,706,452
   Common stock
     issued in reverse
     acquisition (Note B)     70,000           --          --          --           --              --            --            --
  Common stock subscribed         --           --      62,066          --           --              --       (61,586)          500
  NET LOSS                        --           --          --          --           --      (1,608,553)           --    (1,608,553)
                        ----------------------------------------------------------------------------------------------------------

Balance at
  December 31, 1993          904,914   $2,719,347    $ 62,066          --       $  (40)    $(1,698,053)   $  (74,461)  $ 1,006,859
   Issuance of common
     stock                   145,118      696,094      (8,449)         --           --              --           (56)      697,589
   Common stock subscribed        --           --      70,000          --           --              --       (70,000)           --
   Unearned compensation
     related to issuance
     of stock for services        --           --          --     (75,000)          --              --            --       (75,000)
   Amortization of
     unearned compensation        --           --          --      33,333           --              --            --        33,333
   Foreign currency
     translation adjustment       --           --          --          --       (1,876)             --            --        (1,876)
   NET LOSS                       --           --          --          --           --      (1,342,562)           --    (1,342,562)
                        ----------------------------------------------------------------------------------------------------------

Balance at
  December 31, 1994        1,050,032   $3,415,441   $ 123,637    $(41,667)     $(1,916)    $(3,040,635)   $  (144,537) $   310,323
   Issuance of common
     stock                   412,953    1,487,848          --          --           --              --             --    1,487,848
   Common stock subscribed        --           --    (123,637)         --           --              --       (144,537)      20,900
   Unearned compensation
     related to issuance
     of stock for services        --           --          --     (13,900)          --         (13,900)            --      (13,900)
   Amortization of
     unearned compensation                     --          --      41,667           --              --             --       41,667
   Foreign currency
     translation adjustment                    --          --          --      (10,453)             --             --      (10,453)
   NET LOSS                       --           --          --          --           --      (1,841,473)            --   (1,841,473)
                        ----------------------------------------------------------------------------------------------------------

Balance at
  December 31, 1995        1,462,985   $4,903,289          --    $(13,900)    $(12,369)    $(4,882,108)             --  $   (5,088)
   Issuance of common
     stock                   946,868    1,978,725          --          --           --              --      (1,200,000)    778,725
   Unearned compensation
     related to issuance
     of stock for services        --           --          --      13,900           --              --              --      13,900
   Common stock subscribed        --           --     458,426          --           --              --        (369,759)     88,667
   Foreign currency
     translation adjustment                    --          --          --      (41,645)             --              --     (41,645)
   NET LOSS                       --           --          --          --           --      (1,739,327)             --  (1,739,327)
                        ----------------------------------------------------------------------------------------------------------

Balance at
  December 31, 1996        2,409,853   $6,882,014   $ 458,426   $      --     $(54,014)    $(6,621,435)  $(1,569,759)  $  (904,768)

                      AMERICAN ENTERTAINMENT GROUP, INC.
                         A Development Stage Company
 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                June 30, 1997

                                                                                             Deficit
                                                                              Foreign      Accumulated
                          Common Stock Outstanding   Common                   Currency     During The      Notes /
                                                   Stock to Be   Unearned    Translation   Development  Subscriptions
                             Shares      Amounts      Issued   Compensation  Adjustment       Stage       Receivable      Total
                        ---------------------------------------------------------------------------------------------------------
Balance at
  December 31, 1996        2,409,853   $6,882,014   $ 458,426   $      --     $(54,014)    $(6,621,435)  $(1,569,759)  $ (904,768)
   Issuance of common
     stock                   802,011    1,061,996                                                                       1,061,996
   Common stock subscribed                           (391,626)                                               302,959      (88,667)
   Foreign currency
     translation adjustment                                                      1,476                                      1,476
   NET LOSS                                                                                   (690,286)                  (690,286)
                        ----------------------------------------------------------------------------------------------------------

Balance at March 31,
  1997                     3,211,864   $7,944,010   $  66,800   $      --     $(52,538)    $(7,311,721)  $(1,266,800)  $ (620,249)
   Issuance of common
     stock                   793,931      296,976                                                                         296,976
   Foreign currency
     translation adjustment                                                     (1,983)                                    (1,983)
   NET LOSS                                                                                   (279,187)                  (279,187)

Balance at June 30, 1997    4,005,795  $8,240,986   $  66,800   $      --     $(54,521)    $(7,590,908)  $(1,266,800)  $ (604,443)
                        ----------------------------------------------------------------------------------------------------------
                        ----------------------------------------------------------------------------------------------------------












                                      -4B-

                       AMERICAN ENTERTAINMENT GROUP, INC.
                              AND SUBSIDIARIES
                         A Development Stage Company
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Six Months Ended June 30, 1997 and 1996
                                (Unaudited)

                                                           Cumulative Since  June 30, 1997  June 30, 1996
                                                              Inception

Cash flows from operating activities:
  Net Loss                                                    $(7,590,908)     $(969,473)     $(531,779)
  Adjustments to reconcile net loss to
     net cash used by operating activities:
     Depreciation and amortization                                 33,477          4,194          4,354
     Amorization of unearned compensation                               -              -         13,900
     Interest portion of amount due for
        film library                                               88,972         19,754         19,754
    Common stock issued for services                            2,761,424        454,980        109,856
    Foreign currency translation                                  (54,521)           507            378
    Changes in:
          Prepaid expenses & deposits                             (32,968)       (24,526)           (19)
          Accounts payable and other                            1,518,686        759,193         93,720
                                                              -----------      ---------      ---------

Net cash used by operating activities                          (3,275,838)       244,629       (289,836)
                                                              -----------      ---------      ---------

Cash flows from investing activities:
  Audio Masters Productions                                       (86,208)       (86,208)             -
  Purchase of Infomercial & other film rights                    (120,000)             -              -
  Purchase of property and equipment                              (26,830)             -              -
  Decrease in other assets                                        957,106              -              -
  Deposit - Texas proceedings                                    (159,223)      (159,223)             -
                                                              -----------      ---------      ---------

Net cash provided by investing activities                         564,845       (245,431)             -
                                                              -----------      ---------      ---------

Cash flows from financing activities:
  Proceeds from issuance of common stock                        2,172,317              -              -
  Increase in short-term notes payable                            115,000              -        213,750
  Repayment of long-term debt                                    (126,294)             -         41,666
  Increase in due to officer                                       50,000              -              -
  Proceeds from convertible debentures                            500,000              -              -
                                                              -----------      ---------      ---------
Net cash provided by financing activities                       2,711,023              -        255,416
                                                              -----------      ---------      ---------

NET INCREASE (DECREASE) IN CASH                                         -           (802)       (34,420)

Cash, at the beginning of the period                                    -            802            315
                                                              -----------      ---------      ---------

Cash at the end of the period                                 $       NIL      $     NIL      $ (34,105)
                                                              -----------      ---------      ---------
                                                              -----------      ---------      ---------




                       See Notes to Financial Statements

                       AMERICAN ENTERTAINMENT GROUP, INC
                          A Development Stage Company
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1997


1.   FINANCIAL STATEMENTS

     In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments, which include only normal recurring accruals, necessary to present fairly the Company's financial position as at June 30, 1997, the results of operations, changes in stockholders' equity and cash flows for the six month periods ended June 30, 1997 and 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

2.   COMMON STOCK

     Common shares issued during the six month period ending June 30, 1997, include 409,478 shares issued for cash or equivalent consideration in the amount of $269,625 and 727,526 shares issued in lieu of cash payment for various consulting services provided and valued at $684,976.

     At June 30, 1997, a total of approximately 2,663,000 options were outstanding at option prices per share of $1.00 to $20.00.

     At June 30, 1997, a total of 82,000 warrants were outstanding at prices per share of $10.00 to $27.50.

     During the period 50,000 warrants expired.


3.   SUBSEQUENT EVENTS

     RE:  BANQUE NATIONALE DE PARIS (CANADA) (BNP), AMONGST OTHERS

     On March 22, 1996, the Banque Nationale de Paris (Canada) provided financing to American Entertainment Limited (AEL), a wholly-owned Canadian subsidiary of the Company, of a $5,000,000 US revolving line of credit to be used to finance the accounts receivables of The VIP Phone Club, Inc.
     (VIP), a private Delaware corporation carrying on business in Maryland, which was part of an affiliated group, which, in November,

     1995 and in January, 1996, had assigned its accounts receivables to AEL. Additionally, the Company and AEL had granted a license to VIP to make available to VIP's various on-going telephone affinity clubs' subscribers the titles contained in the Company's film library. In December, 1996, the Company received a notification from BNP of a default in the loan between VIP and BNP, of which AEL is the debtor and the Company one of the guarantors. At that time, the Company acknowledged this default on the part of VIP and agreed to cooperate with BNP in securing the collection of the outstanding loan balance.

     On April 8, 1997, the Company informed BNP that due to the conduct of BNP respecting both the loan to VIP and BNP's Receiver appointed relative to VIP in Maryland, the Company and AEL by operation of law had been released respectively from said guarantee of the Company and the loan to AEL. In response to this notice, BNP denied the Company's allegations, commenced an action in the Ontario Courts against the Company and AEL for payment of the outstanding loan balance, and filed a motion in the Courts of Ontario asking that a Receiver be appointed over the property and assets of both the Company and AEL. The Company believed that there was no basis for such a Receiver to be appointed and opposed the motion. The matter was adjourned on the consent of BNP, the Company, and AEL until May 21, 1997, and thereafter was further adjourned until June 5, 1997. During the interim, the parties agreed to allow Price Waterhouse Limited of Toronto, Ontario to act as a Monitor to perform a business review of the operations of the Company and AEL. The Company believed, that given the facts and circumstances of the matter, that BNP should not be entitled to have a Receiver appointed in the Province of Ontario, Canada over the Company's property and assets.

     On June 5, 1997, the Ontario Court ordered the appointment of Price Waterhouse Limited as Receiver, without security, "of all the present and future undertaking, property and assets of whatsoever nature and kind and wherever situate" (collectively known in the Court Order as the Property) of the Company and AEL. While the Property of the Company and AEL were under the control of the Receiver, the management of the Company remained with its Board of Directors. In the meantime, the Company filed a Motion to Intervene regarding the action instituted by BNP against VIP (including the appointment of a receiver respecting VIP) in Baltimore County, Maryland. BNP opposed such intervention by the Company and this aspect is still pending.

     On July 24, 1997, the Company commenced litigation in the State Circuit Court for Baltimore County, Maryland, against the Banque Nationale de Paris (Canada) (BNP), The VIP Phone Club, Inc. (VIP), a private Delaware corporation, and its affiliates, the Maryland VIP litigation receiver Financial Conservators, Joel Katz the owner of VIP and its affiliated entities, and certain of Mr. Katz's associates. The Company has asked the Court for recision of the contractual relationship with BNP, including the guarantee of the Company, or in the alternative, credit and interest for amounts alleged to have been converted by BNP and its co-conspirators, and for compensatory and punitive damages against the named defendants in the amount of approximately $850 million and for such other remedies as the Court may deem appropriate based upon fraud, conversion, breach of fiduciary duty, conspiracy, damage to the Company's business undertakings, and for violation of the Federal Racketeering Statues (RICO).

     As a result of BNP's actions, BNP had interfered with the Company and its subsidiaries' business affairs, making it impossible for the Company and AEL to meet their obligations in a timely fashion. The Board of Directors therefore determined that it was in the best interest of the Company to seek protection under Chapter 11 of the U.S. Bankruptcy Code. The filing was commenced on July 24, 1997, in the U.S. Bankruptcy Court for the Northern District of Maryland. The Company, as Debtor-in-Possession, has all of the rights and powers of a trustee subject to the supervision and orders of the Bankruptcy Court.

     By Order dated July 31, 1997, the Ontario Court ordered the termination of the Receivership respecting the Company and AEL, at the request of Price Waterhouse Limited, the former Receiver appointed in Ontario on June 5, 1997, as aforesaid.

     RE:  DEBENTURES

     On March 21, 1997 the Company sold a total of $500,000 of 7% Convertible Debentures, each Debenture certificate with a $10,000 face value, to two corporations, each residents of Canada, pursuant to Regulation S. The Debentures are convertible into the common stock of the Company beginning 45 days after March 21, 1997 at the lesser of (a) the market price on Closing, or (b) 70% of the market price on the Conversion Date. The market price is defined as the average closing bid price of the common stock on the five trading days immediately preceding the Closing or Conversion Date, as may be applicable. On May 7, 1997, notice was received to convert $60,000 into 60,172 shares of the Company. Subsequently, said notice was cancelled and on June 24, 1997 $100,000 was converted into 309,978 shares of the Company.

4.   OTHER MATTERS

     Subject to its filing under Chapter 11 of the U.S. Bankruptcy Code, the accompanying financial information contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years. In addition, the Company has used substantial amounts of working capital in its operations. Further, at June 30, 1997, current liabilities exceed current assets by $1,700,416.

     The events leading to the Company's filing under Chapter 11 are as follows:

     On March 22, 1996, the Banque Nationale de Paris (Canada) (BNP) provided financing to American Entertainment Limited (AEL), a wholly-owned Canadian subsidiary of the Company, of a $5,000,000 US revolving line of credit to be used to finance the accounts receivables of The VIP Phone Club, Inc.
     (VIP), a private Delaware corporation carrying on business in Maryland, which was part of an affiliated group, which, in November, 1995 and in January, 1996, had assigned its accounts receivables to AEL.
     Additionally, the Company and AEL had granted a license to VIP to make available to VIP's various on-going telephone affinity clubs' subscribers the titles contained in the Company's film library. In December, 1996, the Company received a notification from BNP of a default in the loan between VIP and BNP, of which AEL is the debtor and the Company one of the guarantors. At that time, the Company acknowledged this default on the part of VIP and agreed to cooperate with BNP in securing the collection of the outstanding loan balance.

     On April 8, 1997, the Company informed BNP that due to the conduct of BNP respecting both the loan to VIP and BNP's Receiver appointed relative to VIP in Maryland, the Company and AEL by operation of law had been released respectively from said guarantee of the Company and the loan to AEL. In response to this notice, BNP denied the Company's allegations, commenced an action in the Ontario Courts against the Company and AEL for payment of the outstanding loan balance, and filed a motion in the Courts of Ontario asking that a Receiver be appointed over the property and assets of both the Company and AEL. The Company believed that there was no basis for such a Receiver to be appointed and opposed the motion. The matter was adjourned on the consent of BNP, the Company, and AEL until May 21, 1997, and thereafter was further adjourned until June 5, 1997. During the interim, the parties agreed to allow Price Waterhouse Limited of Toronto, Ontario to act as a Monitor to perform a business review of the operations of the Company and AEL. The Company believed, that given the facts and circumstances of the matter, that BNP should not be entitled to have a Receiver appointed in the Province of Ontario, Canada over the Company's property and assets.

     On June 5, 1997, the Ontario Court ordered the appointment of Price Waterhouse Limited as Receiver, without security, "of all the present and future undertaking, property and assets of whatsoever nature and kind and wherever situate" (collectively known in the Court Order as the Property) of the Company and AEL. While the Property of the Company and AEL were under the control of the Receiver, the management of the Company remained with its Board of Directors. In the meantime, the Company filed a Motion to Intervene regarding the action instituted by BNP against VIP (including the appointment of a receiver respecting VIP) in Baltimore County, Maryland. BNP opposed such intervention by the Company and this aspect is still pending.

     On July 24, 1997, the Company commenced litigation in the State Circuit Court for Baltimore County, Maryland, against the Banque Nationale de Paris (Canada) (BNP), The VIP Phone Club, Inc. (VIP), a private Delaware corporation, and its affiliates, the Maryland VIP litigation receiver Financial Conservators, Joel Katz the owner of VIP and its affiliated entities, and certain of Mr. Katz's associates. The Company has asked the Court for recision of the contractual relationship with BNP, including the guarantee of the Company, or in the alternative, credit and interest for amounts alleged to have been converted by BNP and its co-conspirators, and for compensatory and punitive damages against the named defendants in the amount of approximately $850 million and for such other remedies as the Court may deem appropriate based upon fraud, conversion, breach of fiduciary duty, conspiracy, damage to the Company's business undertakings, and for violation of the Federal Racketeering Statues (RICO).

     As a result of BNP's actions, BNP had interfered with the Company and its subsidiaries' business affairs, making it impossible for the Company and AEL to meet their obligations in a timely fashion. The Board of Directors therefore determined that it was in the best interest of the Company to seek protection under Chapter 11 of the U.S. Bankruptcy Code. The filing was commenced in the U.S. Bankruptcy Court for the Northern District of Maryland on July 24, 1997. The Company, as Debtor-in-Possession, has all of the rights of a trustee, subject to the supervision and orders of the Bankruptcy Court.

     By Order dated July 31, 1997, the Ontario Court ordered the termination of the Receivership respecting the Company and AEL, at the request of Price Waterhouse Limited, the former Receiver appointed in Ontario on June 5, 1997, as aforesaid.

     The Company is in the process of preparing a Plan of Reorganization and is seeking additional working capital in order to fund such Plan. Although there is no guarantee, management believes that actions presently being taken can be effectively implemented and will allow the Company to continue as a going concern.

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

     RE:  DEBENTURES

     On March 21, 1997 the Company sold a total of $500,000 of 7% Convertible Debentures, each Debenture certificate with a $10,000 face value, to two corporations, each residents of Canada, pursuant to Regulation S. The Debentures are convertible into the common stock of the Company beginning 45 days after March 21, 1997 at the lesser of (a) the market price on Closing, or (b) 70% of the market price on the Conversion Date. The market price is defined as the average closing bid price of the common stock on the five trading days immediately preceding the Closing or Conversion Date, as may be applicable. On May 7, 1997, notice was received to convert $60,000 into 60,172 shares of the Company. Subsequently, said notice was cancelled and on June 24, 1997 $100,000 was converted into 309,978 shares of the Company.

6.   OPERATIONS

     Based upon the Company's film library, the Company has and will continue to enter into agreements pertaining to its development and commercial exploitation. The Company has commenced the marketing and sale of its film library product to both mass market and general retailers. The Company also plans to sell videos of motion pictures derived from its films by means of joint ventures with broadcasters and by Video-on-Demand telephone-linked-transmission.

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

     On March 22, 1996, the Banque Nationale de Paris (Canada) (BNP) provided financing to American Entertainment Limited (AEL), a wholly-owned Canadian subsidiary of the Company, of a $5,000,000 US revolving line of credit to be used to finance the accounts receivables of The VIP Phone Club, Inc. (VIP), a private Delaware corporation carrying on business in Maryland, which was part of an affiliated group, which, in November, 1995 and in January, 1996, had assigned its accounts receivables to AEL. Additionally, the Company and AEL had granted a license to VIP to make available to VIP's various telephone affinity clubs' subscribers the titles contained in the Company's film library. In December, 1996, the Company received a notification from BNP of a default in the loan between VIP and BNP, of which AEL is the debtor and the Company one of the guarantors. At that time, the Company acknowledged this default on the part of VIP and agreed to cooperate with BNP in securing the collection of the outstanding loan balance.

     On April 8, 1997, the Company informed BNP that due to the conduct of BNP respecting both the loan to VIP and BNP's Receiver appointed relative to VIP in Maryland, the Company and AEL by operation of law had been released respectively from said guarantee of the Company and the loan to AEL. In response to this notice, BNP denied the Company's allegations, commenced an action in the Ontario Courts against the Company and AEL for payment of the outstanding loan balance, and filed a motion in the Courts of Ontario asking that a Receiver be appointed over the property and assets of both the Company and AEL. The Company believed that there was no basis for such a Receiver to be appointed and opposed the motion. The matter was adjourned on the consent of BNP, the Company, and AEL until May 21, 1997, and thereafter was further adjourned until June 5, 1997. During the interim, the parties agreed to allow Price Waterhouse Limited of Toronto, Ontario to act as a Monitor to perform a business review of the operations of the Company and AEL. The Company believed, that given the facts and circumstances of the matter, that BNP should not be entitled to have a Receiver appointed in the Province of Ontario, Canada over the Company's property and assets.

     On June 5, 1997, the Ontario Court ordered the appointment of Price Waterhouse Limited as Receiver, without security, "of all the present and future undertaking, property and assets of whatsoever nature and kind and wherever situate" (collectively known in the Court Order as the Property) of the Company and AEL. While the Property of the Company and AEL were under the control of the Receiver, the management of the Company remained with its Board of Directors. In the meantime, the Company filed a Motion to Intervene regarding the action instituted by BNP against VIP (including the appointment of a receiver respecting VIP) in Baltimore County, Maryland. BNP opposed such intervention by the Company and this aspect is still pending.

     On July 24, 1997, the Company commenced litigation in the State Circuit Court for Baltimore County, Maryland, against the Banque Nationale de Paris (Canada) (BNP), The VIP Phone Club, Inc. (VIP), a private Delaware corporation, and its affiliates, the Maryland VIP litigation receiver Financial Conservators, Joel Katz the owner of VIP and its affiliated entities, and certain of Mr. Katz's associates. The Company has asked the Court for recision of the contractual relationship with BNP, including the guarantee of the Company, or in the alternative, credit and interest for amounts alleged to have been converted by BNP and its co-conspirators, and for compensatory and punitive damages against the named defendants in the amount of approximately $850 million and for such other remedies as the Court may deem appropriate based upon fraud, conversion, breach of fiduciary duty, conspiracy, damage to the Company's business undertakings, and for violation of the Federal Racketeering Statues (RICO).

     As a result of BNP's actions, BNP had interfered with the Company and its subsidiaries' business affairs, making it impossible for the Company and AEL to meet their obligations in a timely fashion. The Board of Directors therefore determined that it was in the best interest of the Company to seek protection under Chapter 11 of the U.S. Bankruptcy Code. The filing was commenced on July 24, 1997, in the U.S. Bankruptcy Court for the Northern District of Maryland. The Company, as Debtor-in-Possession, has all of the rights and powers of a trustee, subject to the supervision and orders of the Bankruptcy Court.

     By Order dated July 31, 1997, the Ontario Court ordered the termination of the Receivership respecting the Company and AEL, at the request of Price Waterhouse Limited, the former Receiver appointed in Ontario on June 5, 1997, as aforesaid.

ITEM 2

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company is a development stage company and as such has not yet commenced full operations and on July 24, 1997, filed for protection pursuant to Chapter 11 in the U.S. Bankruptcy Court for the Eastern Division of Maryland. The Company has been granted Debtor-in-Possession status subject to the supervision and orders of the Bankruptcy Court. Consolidated revenue for the six months ended June 30, 1997, was $ NIL. In the six month period ended June 30, 1996, the company had revenue of $ NIL.

     Subject and pursuant to the foregoing, the main thrust of the Company's activities for the balance of the year will be to file a Plan of Reorganization with the supervising court and continue its efforts in sales of products derived from its film libraries through various means to both distributors and retailers. The Company also plans to sell its product via joint ventures and licensing arrangements regarding general broadcast, cable and satellite generated television stations. Additionally, the Company's activities will focus upon various acquisitions and mergers.

     Gross profit for the six months ended June 30, 1997, and June 30, 1996 were $ NIL.

     General and administrative expenses for six months ended June 30, 1997, were $969,473, an increase of $655,515 or 148% from the six month period ended June 30, 1996.

     The increase of $655,515 in general and administrative expenses for the period ended June 30, 1997, over the period ended June 30, 1996, is attributed mainly to the issuance of shares in lieu of cash payment to various officers of the Company and for consulting services, as well as approximately $58,000 in costs to arrange the Convertible Debentures.

     Interest expense for the six month periods ended June 30, 1997 and 1996, was $18,900 and $14,160 respectively.

     Since commencement, the Company has devoted the majority of its efforts to researching and refining its marketing activities with a view to developing comprehensive business and merchandising plans, that in management's opinion, when fully implemented, will result in the successful sale and distribution of the Company's goods and services to the general public.

     The Company has successfully acquired a film library consisting of 5,000 motion pictures, television series episodes and motion picture serial chapters. The Company's ability to acquire further film libraries will be dependent upon the availability of its financial resources to do and the success of its Plan of Reorganization pursuant to its Chapter 11 filing, as aforesaid.

     The major cost components associated with the Company's video sales revenue (with the exception of its media cost), are variable in nature, and the Company believes that sufficient revenues will be obtained in order to meet both media costs and the Company's general overhead. The Company's fixed costs for the balance of the 1997 fiscal year are estimated to be approximately $1,500,000.

     As at the date hereof, and subject to the foregoing, the Company has no material commitments for capital expenditures in the next twelve months. Such capital requirements for the Company shall relate to its Plan of Reorganization and Business Plan.

     LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1997, cash balance was $ NIL compared to $34,105 bank indebtedness at June 30, 1996, and was subject to the Receivership Order in Ontario (now terminated) as prior described.

     The Company expects to require additional capital in order to fund its Reogranization and Business Plans.

     On March 21, 1997 the Company sold a total of $500,000 of 7% Convertible Debentures, each Debenture certificate with a $10,000 face value, to two corporations, each residents of Canada, pursuant to Regulation S. The Debentures are convertible into the common stock of the Company beginning 45 days after March 21, 1997 at the lesser of (a) the market price on Closing, or (b) 70% of the market price on the Conversion Date. The market price is defined as the average closing bid price of the common stock on the five trading days immediately preceding the Closing or Conversion Date, as may be applicable. On May 7, 1997, notice was received to convert $60,000 into 60,172 shares of the Company. Subsequently, said notice was cancelled and on June 24, 1997 $100,000 was converted into 309,978 shares of the Company.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A) On September 26, 1995, the Company filed a lawsuit in the US District Court, Northern District of Texas, Dallas Division, against Securities Transfer Corporation (the Company's stock transfer agent), Harve Sherman, Steve Waxman, Chaos Corporation,

     Max Sherman Trust, Richview Holdings Limited, and Janice Fox. Messrs. Sherman and Waxman are former officers and directors of the Company, the remaining parties, except for Securities Transfer Corporation, are related persons and entities to Messrs. Sherman and Waxman.

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

     The Defendants Sherman and Waxman have entered Answers by way of defense to the Company's action and have counter-claimed as follows:

     a. For the sum of $850,000 and Company stock options claimed by the Defendant Sherman for the alleged breech of his employment agreement with the Company.

     b. For the sum of $850,000 and Company stock options claimed by the Defendant Waxman for the alleged breech of his employment agreement with the Company.

     c. Claims by the Defendants Sherman and Waxman respecting alleged fraudulent inducement against the Company, Joel Wagman and John R.Y.
     Hugo for damages to each of Sherman and Waxman in the sum of $850,000 and punitive damages in the sum of $2,000,000, and claims by Sherman and Waxman respecting non-competition agreements between the Defendants
     Sherman and Waxman aginst the Company, Wagman and Hugo in the sum of $1,000,000 and punitive damages in the sum of $1,000,000, or alternatively, damages for unjust enrichment in the sum of $540,000 and $640,000 respectively.

     d. Claims against Wagman, Hugo, Sam Paul, and Allan Chapman in the amount of $3,000,000 and exemplary damages in the amount of $1,000,000 for defamation, and claims by Sherman for conversion and for indemnification respecting Sherman's fees, costs, expenses, including shares of stock tendered in settlement of a prior action in an amount of excess of $5,000,000.

     Both the action and counter-claims are presently in the preliminary stages of litigation. No susbstantial discovery has taken place to date.

B) On March 22, 1996, the Banque Nationale de Paris (Canada) (BNP) provided financing to American Entertainment Limited (AEL), a wholly-owned Canadian subsidiary of the Company, of a $5,000,000 US revolving line of credit to be used to finance the accounts receivables of The VIP Phone Club, Inc. (VIP), a private Delaware corporation carrying on business in Maryland, which was part of an affiliated group, which, in November, 1995 and in January, 1996, had assigned its accounts receivables to AEL. Additionally, the Company and AEL had granted a license to VIP to make available to VIP's various telephone affinity clubs' subscribers the titles contained in the Company's film library. In December, 1996, the Company received a notification from BNP of a default in the loan between VIP and BNP, of which AEL is the debtor and the Company one of the guarantors. At that time, the Company acknowledged this default on the part of VIP and agreed to cooperate with BNP in securing the collection of the outstanding loan balance.

     On April 8, 1997, the Company informed BNP that due to the conduct of BNP respecting both the loan to VIP and BNP's Receiver appointed relative to VIP in Maryland, the Company and AEL by operation of law had been released respectively from said guarantee of the Company and the loan to AEL. In response to this notice, BNP denied the Company's allegations, commenced an action in the Ontario Courts against the Company and AEL for payment of the outstanding loan balance, and filed a motion in the Courts of Ontario asking that a Receiver be appointed over the property and assets of both the Company and AEL. The Company believed that there was no basis for such a Receiver to be appointed and opposed the motion. The matter was adjourned on the consent of BNP, the Company, and AEL until May 21, 1997, and thereafter was further adjourned until June 5, 1997. During the interim, the parties agreed to allow Price Waterhouse Limited of Toronto, Ontario to act as a Monitor to perform a business review of the operations of the Company and AEL. The Company believed, that given the facts and circumstances of the matter, that BNP should not be entitled to have a Receiver appointed in the Province of Ontario, Canada over the Company's property and assets.

     On June 5, 1997, the Ontario Court ordered the appointment of Price Waterhouse Limited as Receiver, without security, "of all the present and future undertaking, property and assets of whatsoever nature and kind and wherever situate" (collectively known in the Court Order as the Property) of the Company and AEL. While the Property of the Company and AEL were under the control of the Receiver, the management of the Company remained with its Board of Directors. In the meantime, the Company filed a Motion to Intervene regarding the action instituted by BNP against VIP (including the appointment of a receiver respecting VIP) in Baltimore County, Maryland. BNP opposed such intervention by the Company and this aspect is still pending.

     On July 24, 1997, the Company commenced litigation in the State Circuit Court for Baltimore County, Maryland, against the Banque Nationale de Paris (Canada) (BNP), The VIP Phone Club, Inc. (VIP), a private Delaware corporation, and its affiliates, the Maryland VIP litigation receiver Financial Conservators, Joel Katz the owner of VIP and its affiliated entities, and certain of Mr. Katz's associates. The Company has asked the Court for recision of the contractual relationship with BNP, including the guarantee of the Company, or in the alternative, credit and interest for amounts alleged to have been converted by BNP and its co-conspirators, and for compensatory and punitive damages against the named defendants in the amount of approximately $850 million and for such other remedies as the Court may deem appropriate based upon fraud, conversion, breach of fiduciary duty, conspiracy, damage to the Company's business undertakings, and for violation of the Federal Racketeering Statues (RICO).

     As a result of BNP's actions, BNP had interfered with the Company and its subsidiaries' business affairs, making it impossible for the Company and AEL to meet their obligations in a timely fashion. The Board of Directors therefore determined that it was in the best interest of the Company to seek protection under Chapter 11 of the U.S. Bankruptcy Code. The filing was commenced on July 24, 1997, in the U.S. Bankruptcy Court for the Northern District of Maryland. The Company as Debtor-in-Possession, has all of the rights as a trustee, subject to the supervision and orders of the Bankruptcy Court.

     By Order dated July 31, 1997, the Ontario Court ordered the termination of the Receivership respecting the Company and AEL, at the request of Price Waterhouse Limited, the former Receiver appointed in Ontario on June 5, 1997 as aforesaid.

C) On December 10, 1996, an action was commenced in the Province of Ontario, Canada by Howard Scott as Plaintiff, a former Officer and Director of the Company, against the Company and its Directors as Defendants claiming $21,545 in expenses and $25,000 in salaries. The Company is defending this action and takes the position that no monies whatsoever are due to the Plaintiff. The proceedings are at an early stage and no discoveries have taken place.

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

(iii) That on May 1, 1997, the Company issued a Form 8K, a Report dated May 1, 1997, relating that on March 22, 1996, the Banque Nationale de Paris (Canada) (BNP) provided financing to American Entertainment Limited (AEL), a wholly-owned Canadian subsidiary of the Company, of a $5,000,000 US revolving line of credit to be used to finance the accounts receivable and contract accounts receivable of The VIP Phone

     Club, Inc. (VIP), a private Delaware corporation, which was part of an affiliated group, which, in November, 1995 and in January, 1996, had assigned its accounts receivables to AEL. Additionally, the Company and AEL had granted a license to VIP to make available to VIP's various telephone affinity clubs' subscribers the titles contained in the Company's film library. In December, 1996, the Company received a notification from (BNP) of a default in the loan between VIP and BNP, of which AEL is the debtor and the Company one of the guarantors. At that time, the Company acknowledged this default on the part of VIP and agreed to cooperate with BNP in securing the collection of the outstanding loan balance.

(iv) That on June 6, 1997, the Company issued a Form 8K, a Report dated June 6, 1997 relating as follows:

* That the Ontario Court ordered the appointment of the accounting firm of Price Waterhouse Limited as Receiver, without security, "of all the present and future undertaking, property and assets of whatsoever nature and kind and wherever situate" (collectively known in the Court Order as the Property) of the Company and AEL. While the Property of the Company and AEL were under the control of the Receiver, the management of the Company remained with the Board of Directors. In the meantime, the Company filed a Motion to Intervene regarding the action instituted by BNP against VIP (including the appointment of a receiver respecting VIP) in Baltimore County, Maryland. Additionally, the Company plans to file for litigation against BNP, VIP and its affiliates, the Maryland litigation Receiver, and other appropriate parties asking for damages to the Company's business undertaking and for such other remedies as its counsel may advise.

* The Company has accepted the resignation of three directors; being, Albert Gnat, Brian Grosman, and Jon D. Bridgman.

(v) That on July 24, 1997, the Company issued a Form 8K Report filed July 24, 1997, relating that the Company had commenced litigation on July 24, 1997 in the State Circuit Court for Baltimore County, Maryland against the Banque Nationale de Paris (Canada) (BNP), VIP Phone Club, Inc.
     (VIP), a private Delaware corporation, and its affiliates, the Maryland litigation receiver in the VIP litigation, Joel Katz the owner of VIP and its affiliated entities, and certain of Mr. Katz's associates. The Company has asked the Court for recision of the contractual relationship with BNP, including the guarantee of the Company, or in the alternative, credit and interest for amounts alleged to have been converted by BNP and its co-conspirators, and for compensatory and punitive damages against the named defendants in the amount of approximately $850 million and for such other remedies as the Court may deem appropriate based upon fraud, conversion, breach of fiduciary duty, conspiracy, damage to the Company's business undertakings, and for violation of the Federal Racketeering Statues (RICO).

(vi) That on July 25, 1997 the Company issued a Form 8K, a Report filed July 25, 1997 relating that on July 24, 1997, the Company filed for protection of Chapter 11 of the U.S. Bankruptcy Code and that the Board of Directors of the Company took such step as a direct result of the actions of Banque Nationale de Paris (Canada) (BNP), and The VIP Phone Club, Inc. (VIP), a private Delaware corporation.

     As a result of BNP's actions, BNP had interfered with the Company and its subsidiaries' business affairs, making it impossible for the Company and AEL to meet their obligations in a timely fashion. The Board of Directors therefore determined that it was in the best interest of the Company to seek protection under Chapter 11 of the U.S. Bankruptcy Code. The filing was commenced in the U.S. Bankruptcy Court for the Northern District of Maryland. The Company, as Debtor-in-Possession, has all of the rights and powers of a trustee, subject to supervision and orders of the Bankruptcy Court.

     Additionally, the Report stated that as of July 21, 1997, the Company has sold a total of 200,000 common shares at prices ranging from US .10 to US .20 per share, in cash, to two individuals, both of whom are residents of Canada, pursuant to Regulation S.

(vi) That on August 4, 1997, the Company issued a Form 8K, a Report dated August 4, 1997, relating that the Ontario Court by Order dated July 31, 1997, had terminated the Ontario Receivership at the request of Price Waterhouse Limited, the former Receiver in Ontario appointed on June 5, 1997.


     (b)  EXHIBITS

     No exhibits are filed as part of this report.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         AMERICAN ENTERTAINMENT GROUP, INC.
                                         (Company)



        Date:  August      , 1997        /s/ JOEL WAGMAN
                                         --------------------------------------
                                         Joel Wagman
                                         Chairman of the Board and
                                         Chief Executive Officer



        Date:  August      , 1997        /s/ SAMUEL C. PAUL
                                         --------------------------------------
                                         Samuel C. Paul
                                         Treasurer and Chief Accounting Officer