Form 10QSB
period 1997-09-30
AMERICAN ENTERTAINMENT GROUP INC
filed 1997-11-14
CIK 788072

                    U.S. SECURITIES & EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997.

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

Issuer's telephone number, including area code (416) 920-1919, or toll free 1-800-358-1919

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.      Yes   X      No
                                             ---        ---

The number of shares outstanding of Company's common stock, as of the latest practicable date, November 3, 1997, was 4,841,659.

Total number of sequentially numbered pages in this document:  25

                      AMERICAN ENTERTAINMENT GROUP, INC.

                                     INDEX


PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements                                         Page No.

          Condensed Consolidated Balance Sheets-
          September 30, 1997 and December 31, 1996                        1-2

          Condensed Consolidated Statements of
          Operations - Nine Month periods Ended
          September 30, 1997 and Sept. 30, 1996                             3

          Condensed Consolidated Statement of Changes
          in Stockholders' Equity- Nine and Three-Month
          Periods Ended September 30, 1997                             4 & 4B

          Condensed Consolidated Statement of Cash Flows-
          Nine Months Ended September 30, 1997 and
          September 30, 1996                                                5

          Notes to Condensed Consolidated Financial Statements           6-14


Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition                            15-17


PART II.  OTHER INFORMATION                                             18-24

               Signatures                                                  25

                       AMERICAN ENTERTAINMENT GROUP, INC.
                               AND SUBSIDIARIES
                          A DEVELOPMENT STAGE COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

     ASSETS
                                          SEPTEMBER 30, 1997  DECEMBER 31, 1996
                                             (UNAUDITED)          (AUDITED)
CURRENT ASSETS:

CASH                                         $    3,798          $      802
DUE FROM THIRD PARTY                          2,996,947           3,549,647
DEPOSIT - TEXAS PROCEEDINGS                     159,223                 -
PREPAID EXPENSES AND DEPOSITS                    24,436               8,442
                                             ----------          ----------

 TOTAL CURRENT ASSETS                         3,184,404           3,558,891
                                             ----------          ----------

PROPERTY AND EQUIPMENT, AT COST
   OFFICE FURNITURE AND EQUIPMENT                16,740              16,898
   COMPUTER EQUIPMENT                             9,854               9,854
                                             ----------          ----------
                                                 26,594              26,752
 LESS ACCUMULATED DEPRECIATION                   20,475              16,566
                                             ----------          ----------

 NET PROPERTY AND EQUIPMENT                       6,119              10,186
                                             ----------          ----------

OTHER ASSETS:

AUDIO MASTERS PRODUCTION                         86,459
FILM LIBRARY OWNERSHIP                        1,000,000           1,000,000
OTHER ASSETS                                      1,486               3,983
                                             ----------          ----------

 TOTAL OTHER ASSETS                           1,087,945           1,003,983
                                             ----------          ----------

                                             $4,278,468          $4,573,060
                                             ----------          ----------
                                             ----------          ----------


                      SEE NOTES TO FINANCIAL STATEMENTS

                     AMERICAN ENTERTAINMENT GROUP, INC.
                              AND SUBSIDIARIES
                        A DEVELOPMENT STAGE COMPANY
            CONDENSED CONSOLIDATED BALANCE SHEETS  (CONTINUED)
                                (UNAUDITED)

 LIABILITIES AND STOCKHOLDERS' EQUITY

                                           SEPTEMBER 30, 1997  DECEMBER 31, 1996
                                              (UNAUDITED)          (AUDITED)

CURRENT LIABILITIES:
  NOTE PAYABLE TO A BANK                      $ 2,996,947        $ 3,549,647
  CURRENT PORTION OF LONG-TERM DEBT   ***         810,156            790,402
  CONVERTIBLE DEBENTURES PAYABLE                  400,000               --
  ACCOUNTS PAYABLE                                341,142            363,068
  ACCRUED EXPENSES                                471,450            774,711
                                              -----------        -----------

   TOTAL CURRENT LIABILITIES                    5,019,695          5,477,828
                                              -----------        -----------


STOCKHOLDERS' EQUITY:
  COMMON STOCK, NO PAR VALUE:
    AUTHORIZED 700,000,000 SHARES;
    ISSUED 4,878,326 AND 2,409,853 SHARES       7,235,400          6,882,014
  COMMON STOCK TO BE ISSUED                        15,000            458,426
  FOREIGN CURRENCY TRANSLATION ADJUSTMENT         (53,805)           (54,014)
  DEFICIT ACCUMULATED DURING THE DEVELOPMENT
    STAGE                                      (7,937,822)        (6,621,435)
                                              -----------        -----------
                                                 (741,227)           664,991
LESS:  SUBSCRIPTION RECEIVABLE                        -           (1,569,759)
                                              -----------        -----------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)             (741,227)          (904,768)
                                              -----------        -----------

                                              $ 4,278,468        $ 4,573,060
                                              -----------        -----------
                                              -----------        -----------

  ***    SEE NOTE "SUBSEQUENT EVENTS"



                      SEE NOTES TO FINANCIAL STATEMENTS

                      AMERICAN ENTERTAINMENT GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                    (UNAUDITED)

                                     CUMULATIVE SINCE        NINE MONTHS ENDED                  THREE MONTHS ENDED
                                         INCEPTION      SEPT. 30, 1997   SEPT. 30, 1996   SEPT. 30, 1997   SEPT. 30, 1996

SALES                                 $      36,932     $           -     $         -      $         -      $    20,000
COST OF SALES                                22,118                             7,698                               614
                                      -------------     -------------     -----------      -----------      -----------
      GROSS PROFIT                           14,814                 -          (7,698)               -           19,386
                                      -------------     -------------     -----------      -----------      -----------
OPERATING EXPENSES:

  GENERAL AND ADMINISTRATIVE
    EXPENSES                              7,097,941         1,297,344         729,252          346,771          237,465
  WRITE-DOWN OF FILM LIBRARY
    OWNERSHIP TO MARKET VALUE               847,478                 -               -                -                -
  INTEREST                                  209,501            19,043          34,585              143           14,943
                                      -------------     -------------     -----------      -----------      -----------
          TOTAL OPERATING EXPENSES    $   8,154,920     $   1,316,387     $   763,837      $   346,914      $   252,408
                                      -------------     -------------     -----------      -----------      -----------

OPERATING LOSS                           (8,140,106)       (1,316,387)       (771,535)        (346,914)        (233,022)

OTHER INCOME                                235,269                 -         201,803                -                -
                                      -------------     -------------     -----------      -----------      -----------
LOSS FROM CONTINUING OPERATIONS          (7,904,837)       (1,316,387)       (569,732)        (346,914)        (233,022)
DISCONTINUED OPERATIONS
  LOSS FROM DISCONTINUED OPERATIONS         (32,985)                -               -                -                -
                                      -------------     -------------     -----------      -----------      -----------
NET LOSS                              $  (7,937,822)    $  (1,316,387)    $  (569,732)     $  (346,914)     $  (233,022)
                                      -------------     -------------     -----------      -----------      -----------
                                      -------------     -------------     -----------      -----------      -----------
LOSS PER SHARE:

LOSS FROM CONTINUING OPERATIONS              (5.632)           (0.369)          (0.32)          (0.075)           (0.20)
LOSS FROM DISCONTINUED OPERATIONS            (0.024)                -               -                -                -
                                      -------------     -------------     -----------      -----------      -----------
NET LOSS                                     (5.656)           (0.369)          (0.32)          (0.075)           (0.20)
                                      -------------     -------------     -----------      -----------      -----------
WEIGHTED AVERAGE                          1,409,366         3,566,420       1,759,234        4,600,789        1,194,782
                                      -------------     -------------     -----------      -----------      -----------
                                      -------------     -------------     -----------      -----------      -----------

                                          SEE NOTES TO FINANCIAL STATEMENTS
                                                         - 3 -

                      AMERICAN ENTERTAINMENT GROUP, INC.
                         A DEVELOPMENT STAGE COMPANY
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                              SEPTEMBER 30, 1997

                                                        COMMON STOCK OUTSTANDING        COMMON
                                                                                       STOCK TO BE   UNEARNED
                                                          SHARES       AMOUNTS           ISSUED     COMPENSATN
                                                        ------------------------------------------------------
BALANCE AT APRIL 23, 1992  (INCEPTION)
  ISSUANCE OF COMMON STOCK                                428,000     $      150             --            --
  NET LOSS
                                                        ------------------------------------------------------

BALANCE AT DECEMBER 31, 1992                              428,000     $      150             --            --
  ISSUANCE OF COMMON STOCK                                406,914      2,719,197             --            --
  COMMON STOCK ISSSUED IN REVERSE
    ACQUISITION (NOTE B)                                   70,000             --             --            --
  COMMON STOCK SUBSCRIBED                                      --             --         62,066            --
  NET LOSS                                                     --             --             --            --
                                                        ------------------------------------------------------

BALANCE AT DECEMBER 31, 1993                              904,914     $2,719,347         62,066            --
  ISSUANCE OF COMMON STOCK                                145,118        696,094         (8,449)           --
  COMMON STOCK SUBSCRIBED                                      --             --         70,000            --
  UNEARNED COMPENSATION RELATED TO                                            --
     ISSUANCE OF STOCK FOR SERVICES                            --             --             --       (75,000)
  AMORTIZATION OF UNEARNED COMPENSATION                                       --             --        33,333
  FOREIGN CURRENCY TRANSLATION ADJUSTMENT                      --             --             --            --
  NET LOSS                                                     --             --             --            --
                                                        ------------------------------------------------------

BALANCE AT DECEMBER 31, 1994                            1,050,032     $3,415,441        123,637      $(41,667)
  ISSUANCE OF COMMON STOCK                                412,953      1,487,848             --            --
  COMMON STOCK SUBSCRIBED                                      --             --       (123,637)           --
  UNEARNED COMPENSATION RELATED TO
     ISSUANCE OF STOCK FOR SERVICES                            --             --             --       (13,900)
  AMORTIZATION OF UNEARNED COMPENSATION                                       --             --        41,667
  FOREIGN CURRENCY TRANSLATION ADJUSTMENT                                     --             --            --
  NET LOSS                                                     --             --             --            --
                                                        ------------------------------------------------------

BALANCE AT DECEMBER 31, 1995                            1,462,985     $4,903,289             --      $(13,900)
  ISSUANCE OF COMMON STOCK                                946,868      1,978,725             --            --
  UNEARNED COMPENSATION RELATED TO                                                           --
     ISSUANCE OF STOCK FOR SERVICES                            --             --             --        13,900
  COMMON STOCK SUBSCRIBED                                      --             --        458,426            --
  FOREIGN CURRENCY TRANSLATION ADJUSTMENT                                     --             --            --
  NET LOSS                                                     --             --             --            --
                                                        ------------------------------------------------------

BALANCE AT DECEMBER 31, 1996                            2,409,853     $6,882,014        458,426      $     --


                                                         FOREIGN        DEFICIT
                                                        CURRENCY      ACCUMULATED          NOTES /
                                                       TRANSLATION     DURING THE       SUBSCRIPTIONS
                                                       ADJUSTMENT   DEVELOPMENT STAGE     RECEIVABLE          TOTAL
                                                       --------------------------------------------------------------
BALANCE AT APRIL 23, 1992  (INCEPTION)
  ISSUANCE OF COMMON STOCK                                     --     $        --        $      (150)             --
  NET LOSS                                                                (89,500)                           (89,500)
                                                       --------------------------------------------------------------

BALANCE AT DECEMBER 31, 1992                                   --     $   (89,500)       $      (150)    $   (89,500)
  ISSUANCE OF COMMON STOCK                                     --              --            (12,745)      2,706,452
  COMMON STOCK ISSSUED IN REVERSE
    ACQUISITION (NOTE B)                                       --              --                 --              --
  COMMON STOCK SUBSCRIBED                                      --              --            (61,586)            500
  NET LOSS                                                     --      (1,608,553)                --      (1,608,553)
                                                       --------------------------------------------------------------

BALANCE AT DECEMBER 31, 1993                             $    (40)    $(1,698,053)       $   (74,461)    $ 1,006,859
  ISSUANCE OF COMMON STOCK                                     --              --                (56)        697,589
  COMMON STOCK SUBSCRIBED                                      --              --            (70,000)             --
  UNEARNED COMPENSATION RELATED TO
     ISSUANCE OF STOCK FOR SERVICES                            --              --                 --         (75,000)
  AMORTIZATION OF UNEARNED COMPENSATION                        --              --                 --          33,333
  FOREIGN CURRENCY TRANSLATION ADJUSTMENT                  (1,876)             --                 --          (1,876)
  NET LOSS                                                     --      (1,342,562)                --      (1,342,562)
                                                       --------------------------------------------------------------

BALANCE AT DECEMBER 31, 1994                             $ (1,916)    $(3,040,635)       $  (144,537)    $   310,323
  ISSUANCE OF COMMON STOCK                                     --              --                 --       1,487,848
  COMMON STOCK SUBSCRIBED                                      --              --           (144,537)         20,900
  UNEARNED COMPENSATION RELATED TO
     ISSUANCE OF STOCK FOR SERVICES                            --         (13,900)                --         (13,900)
  AMORTIZATION OF UNEARNED COMPENSATION                        --              --                 --          41,667
  FOREIGN CURRENCY TRANSLATION ADJUSTMENT                 (10,453)             --                 --         (10,453)
  NET LOSS                                                     --      (1,841,473)                --      (1,841,473)
                                                       --------------------------------------------------------------

BALANCE AT DECEMBER 31, 1995                             $(12,369)    $(4,882,108)                --     $    (5,088)
  ISSUANCE OF COMMON STOCK                                     --              --         (1,200,000)        778,725
  UNEARNED COMPENSATION RELATED TO
     ISSUANCE OF STOCK FOR SERVICES                            --              --                 --          13,900
  COMMON STOCK SUBSCRIBED                                      --              --           (369,759)         88,667
  FOREIGN CURRENCY TRANSLATION ADJUSTMENT                 (41,645)             --                 --         (41,645)
  NET LOSS                                                     --      (1,739,327)                --      (1,739,327)
                                                       --------------------------------------------------------------

BALANCE AT DECEMBER 31, 1996                             $(54,014)    $(6,621,435)       $(1,569,759)    $  (904,768)

                      AMERICAN ENTERTAINMENT GROUP, INC.
                          A DEVELOPMENT STAGE COMPANY
  CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                              SEPTEMBER 30, 1997

                                                   COMMON STOCK OUTSTANDING     COMMON
                                                                              STOCK TO BE     UNEARNED
                                                     SHARES      AMOUNTS         ISSUED     COMPENSATION
                                                   -----------------------------------------------------
BALANCE AT DECEMBER 31, 1996                       2,409,853   $ 6,882,014       458,426        $  -
  ISSUANCE OF COMMON STOCK                           802,011     1,061,996
  UNEARNED COMPENSATION RELATED TO
  COMMON STOCK SUBSCRIBED                                                       (391,626)
  FOREIGN CURRENCY TRANSLATION ADJUSTMENT
  NET LOSS
                                                   -----------------------------------------------------

BALANCE AT MARCH 31, 1997                          3,211,864   $ 7,944,010        66,800       $  --
  ISSUANCE OF COMMON STOCK                           793,931       296,976
  FOREIGN CURRENCY TRANSLATION ADJUSTMENT
  NET LOSS
                                                   -----------------------------------------------------
BALANCE AT JUNE 30, 1997                           4,005,795   $ 8,240,986        66,800       $  --

  COMMON STOCK SUBSCRIBED                                  -    (1,200,000)      (81,800)
  ISSUANCE OF COMMON STOCK                           872,531       194,414
  FOREIGN CURRENCY TRANSLATION ADJUSTMENT
  NET LOSS
                                                   -----------------------------------------------------
BALANCE AT SEPTEMBER 30, 1997                      4,878,326   $ 7,235,400       (15,000)         --
                                                   -----------------------------------------------------
                                                   -----------------------------------------------------

                                                    FOREIGN       DEFICIT
                                                   CURRENCY      ACCUMULATED         NOTES /
                                                  TRANSLATION     DURING THE      SUBSCRIPTIONS
                                                  ADJUSTMENT   DEVELOPMENT STAGE    RECEIVABLE      TOTAL
                                                  ----------------------------------------------------------
BALANCE AT DECEMBER 31, 1996                      $  (54,014)    $(6,621,435)     $(1,569,759)   $ (904,768)
  ISSUANCE OF COMMON STOCK                                                                        1,061,996
  UNEARNED COMPENSATION RELATED TO
  COMMON STOCK SUBSCRIBED                                                             302,959       (88,667)
  FOREIGN CURRENCY TRANSLATION ADJUSTMENT              1,476                                          1,476
  NET LOSS                                                          (690,286)                      (690,286)
                                                  ----------------------------------------------------------
BALANCE AT MARCH 31, 1997                         $  (52,538)    $(6,621,435)     $(1,266,800)   $   70,037
  ISSUANCE OF COMMON STOCK                                                                           96,976
  FOREIGN CURRENCY TRANSLATION ADJUSTMENT             (1,983)                                        (1,983)
  NET LOSS                                                          (279,187)                      (279,187)
BALANCE AT JUNE 30, 1997                          $  (54,521)    $(7,590,908)     $(1,266,800)   $ (604,443)

  COMMON STOCK SUBSCRIBED                                                           1,266,800        15,000
  ISSUANCE OF COMMON STOCK                                                                          194,414
  FOREIGN CURRENCY TRANSLATION ADJUSTMENT                716                                            716
  NET LOSS                                                          (346,914)                      (346,914)
                                                  ----------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1997                     $  (53,805)    $(7,937,822)              --    $ (741,227)
                                                  ----------------------------------------------------------
                                                  ----------------------------------------------------------

                                      -4B-

                        AMERICAN ENTERTAINMENT GROUP, INC.
                                AND SUBSIDIARIES
                           A DEVELOPMENT STAGE COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)

                                                  CUMULATIVE SINCE
                                                      INCEPTION      SEPT. 30, 1997   SEPT. 30, 1996
                                                  ----------------   --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET LOSS                                           $(7,937,822)     $(1,316,387)      $(569,732)
  ADJUSTMENTS TO RECONCILE NET LOSS TO
     NET CASH USED BY OPERATING ACTIVITIES:
     DEPRECIATION AND AMORTIZATION                        35,602            6,319           6,498
     AMORTIZATION OF UNEARNED COMPENSATION                                                 13,900
     INTEREST PORTION OF AMOUNT DUE FOR
      FILM LIBRARY                                        88,927           19,754          29,631
     COMMON STOCK ISSUED FOR SERVICES                  3,075,833          769,389         720,075
     FOREIGN CURRENCY TRANSLATION                        (53,805)            (209)         (1,456)
     CHANGES IN:
         TRADE ACCOUNTS RECEIVABLE & INVENTORY                 -                -               -
         PREPAID EXPENSES & DEPOSITS                     (24,436)         (15,994)         (1,448)
         ACCOUNTS PAYABLE AND OTHER                    1,468,631          370,544        (445,902)
                                                     ------------     ------------      ----------

NET CASH USED BY OPERATING ACTIVITIES                 (3,347,070)        (166,584)       (248,434)
                                                     ------------     ------------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  AUDIO MASTERS PRODUCTIONS                              (86,459)         (86,459)
  PURCHASE OF INFOMERCIAL & OTHER FILM RIGHTS           (120,000)               -               -
  PURCHASE OF PROPERTY AND EQUIPMENT                     (26,830)               -               -
  DECREASE IN OTHER ASSETS                               957,106                -               -
  DEPOSIT - TEXAS PROCEEDINGS                           (159,223)        (159,223)
                                                     ------------     ------------      ----------

NET CASH PROVIDED BY INVESTING ACTIVITIES                564,594         (245,682)              -
                                                     ------------     ------------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  PROCEEDS FROM ISSUANCE OF COMMON STOCK               2,247,317           75,000         213,750
  INCREASE IN SHORT-TERM NOTES PAYABLE                   115,000                -          41,666
  REPAYMENT OF LONG-TERM DEBT                           (126,294)               -               -
  INCREASE IN DUE TO OFFICER                              50,000                -               -
  PROCEEDS FROM CONVERTIBLE DEBENTURES                   500,000                -               -
                                                     ------------     ------------      ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES              2,786,023           75,000         255,416
                                                     ------------     ------------      ----------
NET INCREASE (DECREASE) IN CASH                            3,798            3,798           6,982

CASH, AT THE BEGINNING OF THE PERIOD                           -              -               315
                                                     ------------     ------------      ----------
CASH AT THE END OF THE PERIOD                        $     3,798    $     3,798         $   7,297
                                                     ------------     ------------      ----------
                                                     ------------     ------------      ----------

                      SEE NOTES TO FINANCIAL STATEMENTS

                          AMERICAN ENTERTAINMENT GROUP, INC
                             A Development Stage Company
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                September 30, 1997


1.   FINANCIAL STATEMENTS

     In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments, which include only normal recurring accruals, necessary to present fairly the Company's financial position as at September 30, 1997, the results of operations, changes in stockholders' equity and cash flows for the nine month periods ended September 30, 1997 and 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

2.   COMMON STOCK

     Common shares issued during the nine month period ending September 30, 1997, include 876,144 shares issued for cash or equivalent consideration in the amount of $329,625 and 1,133,391 shares issued in lieu of cash payment and for various consulting services provided and valued at $769,389.

     At September 30, 1997, a total of approximately 2,663,000 options were outstanding at option prices per share of $1.00 cents to $20.00.

     At September 30, 1997, a total of 82,000 warrants were outstanding at prices per share of $10.00 to $27.50.

     During the period 50,000 warrants expired.


3.   SUBSEQUENT EVENTS

     RE:  HOLLYWOOD SELECT, INC. (HSI) - In June and October, 1993, the
     Company entered into agreements with HSI, respecting the purchase by the Company of a 5,000-title public domain film library ("Library"). By the terms of the agreement, $2,000,000 was paid for the Library, being $1,000,000 in common stock of the Company and $1,000,000 by way of cash at the rate of $200 per title delivered to the Company.

     On October 27, 1997, the Company and HSI entered into an agreement vitiating the agreements of June and October, 1993. Among other terms and conditions, the Company and HSI agreed as follows:

     a) That the agreements of June and October 1993, are to be treated as being null and void.

     b) That HSI is not obligated to deliver any further motion picture or television series titles save 250 titles for which the Company had already paid but not yet received delivery. The Company shall retain all titles prior delivered pursuant to the June and October 1993 agreements.

     c) The Company is not obligated to pay HSI the sum of approximately $800,000 on or before December 31, 1997.

     d) That HSI and the Company incorporate a new company ("Newco") to be owned 51% by the Company and 49% by HSI, and that Newco shall have access to 14,000 titles owned by HSI.

     e) That the Company shall loan Newco the sum of $1,000,000 upon the terms and conditions as set out in the agreement.

     Newco, the company contemplated pursuant to the agreement of October 27, 1997, has now been incorporated and is known as "Faces of Hollywood, Inc." (a Nevada corporation).

     RE: TEL.N.FORM INTERACTIVE COMMUNICATIONS CORPORATION ('TEL.N.FORM') - On November 3, 1997, the Company entered into a definitive agreement to acquire 52.5% of the issued and outstanding shares of Tel.n.Form from the stockholders thereof for a purchase price of $1,050,000, payable in preferred shares of the Company, valued at $10.00 per share. The preferred shares will have the following characteristics.

     a) The shares will be redeemable according to a schedule which is tied to approval by the U.S. Bankruptcy Court having jurisdiction over the Company. A total of one-half of the preferred shares are to be redeemable upon approval of the Company's Chapter 11 Reorganization Plan and the obtaining of adequate financing, if and when such events occur.

     b) The preferred shares are convertible into common shares at a price of $2.50 per share for eighteen months after the date of closing.

     c) The preferred shares will pay a cumulative dividend of 6% per annum, and no dividends on common shares are to be paid until preferred share dividends have been paid.

     d) The preferred shares will be entitled to participate in the net profits (as defined in the Agreement) of the Company at the rate of 0.000055% per share.

     e) The preferred shares are callable by the Company for a period of four years from date of issue at $12 per share.

     The closing of the transaction is still subject to continuing, appropriate due diligence of the parties, the obtaining of a "fairness" opinion to confirm the value of Tel.n.Form, the arrangement of suitable financing at the closing, approval of the transaction by Tel.n.Form shareholders, and appropriate regulatory compliance. The parties anticipate a closing of the transaction and release from escrow on or about January 31, 1998.

     Tel.n.Form comprises a group of companies in the business of using automation and computer technology to replace repetitive manual business in the automotive and hotel industries. Among these companies is Credit.Link, a service provided to car dealers that generates lead information obtained from the public and transmitted to such dealers nationwide.

4.   OTHER MATTERS

     Subject to its filing under Chapter 11 of the U.S. Bankruptcy Code, the accompanying financial information contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years. In addition, the Company has used substantial amounts of working capital in its operations. Further, at September 30, 1997, current liabilities exceed current assets by $1,164,709. In this respect, as of October 27, 1997, liabilities have been reduced by approximately $800,000 (see Subsequent Events).

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

     On April 8, 1997, the Company informed BNP that due to the conduct of BNP respecting both the loan to VIP and BNP's Receiver appointed relative to VIP in Maryland, the Company and AEL by operation of law had been released respectively from said guarantee of the Company and the loan to AEL. In response to this notice, BNP denied the Company's allegations, commenced an action in the Ontario Courts against the Company and AEL for payment of the outstanding loan balance, and filed a motion in the Courts of Ontario asking that a Receiver be appointed over the property and assets of both the Company and AEL. The Company believed that there was no basis for such a Receiver to be appointed and opposed the motion. The matter was adjourned on the consent of BNP, the Company, and AEL until May 21, 1997, and thereafter was further adjourned until June 5, 1997. During the interim, the parties agreed to allow Price Waterhouse Limited of Toronto, Ontario, to act as a Monitor to perform a business review of the operations of the Company and AEL. The Company believed, that given the facts and circumstances of the matter, that BNP should not be entitled to have a Receiver appointed in the Province of Ontario, Canada, over the Company's property and assets.

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

5.   COMMITMENTS AND CONTINGENCIES

     Based upon the Company's film library agreements, the Company has entered into several transactions pertaining to development and commercial exploitation. The Company has commenced the marketing and sale of its product to both mass market and general retailers. The Company also plans to sell videos of motion pictures derived from its film titles by means of joint ventures with broadcasters and by Video-on-Demand telephone-linked-transmission.

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

     RE: HOLLYWOOD SELECT, INC. (HSI) - In June and October, 1993, the Company entered into agreements with HSI, respecting the purchase by the Company of a 5,000-title public domain film library ('Library'). By the terms of the agreement, $2,000,000 was paid for the Library, being $1,000,000 in common stock of the Company and $1,000,000 by way of cash at the rate of $200 per title delivered to the Company.

     On October 27, 1997, the Company and HSI entered into an agreement vitiating the agreements of June and October, 1993. Among other terms and conditions, the Company and HSI agreed as follows:

     a) That the agreements of June and October 1993, are to be treated as being null and void.

     b) That HSI is not obligated to deliver any further motion picture or television series titles save 250 titles for which the Company had already paid but not yet received delivery. The Company shall retain all titles prior delivered pursuant to the June and October 1993 agreements.

     c) The Company is not obligated to pay HSI the sum of approximately $800,000 on or before December 31, 1997.

     d) That HSI and the Company incorporate a new company ("Newco") to be owned 51% by the Company and 49% by HSI, and that Newco shall have access to 14,000 titles owned by HSI.

     e) That the Company shall loan Newco the sum of $1,000,000 upon the terms and conditions as set out in the agreement.

     Newco, the company contemplated pursuant to the agreement of October 27, 1997, has now been incorporated and is known as "Faces of Hollywood, Inc." (a Nevada corporation).

     RE: TEL.N.FORM INTERACTIVE COMMUNICATIONS CORPORATION ('TEL.N.FORM') - On November 3, 1997, the Company entered into a definitive agreement to acquire 52.5% of the issued and outstanding shares of Tel.n.Form from the stockholders thereof for a purchase price of $1,050,000, payable in preferred shares of the Company, valued at $10.00 per share. The preferred shares will have the following characteristics.

     a) The shares will be redeemable according to a schedule which is tied to approval by the U.S. Bankruptcy Court having jurisdiction over the Company. A total of one-half of the preferred shares are to be redeemable upon approval of the Company's Chapter 11 Reorganization Plan and the obtaining of adequate financing, if and when such events occur.

     b) The preferred shares are convertible into common shares at a price of $2.50 per share for eighteen months after the date of closing.

     c) The preferred shares will pay a cumulative dividend of 6% per annum, and no dividends on common shares are to be paid until preferred share dividends have been paid.

     d) The preferred shares will be entitled to participate in the net profits (as defined in the Agreement) of the Company at the rate of 0.000055% per share.

     e) The preferred shares are callable by the Company for a period of four years from date of issue at $12 per share.

     The closing of the transaction is still subject to continuing, appropriate due diligence of the parties, the obtaining of a "fairness" opinion to confirm the value of Tel.n.Form, the arrangement of suitable financing at the closing, approval of the transaction by Tel.n.Form shareholders, and appropriate regulatory compliance. The parties anticipate a closing of the transaction and release from escrow on or about January 31, 1998.

     Tel.n.Form comprises a group of companies in the business of using automation and computer technology to replace repetitive manual business in the automotive and hotel industries. Among these companies is Credit.Link, a service provided to car dealers that generates lead information obtained from the public and transmitted to such dealers nationwide.

6.   OPERATIONS

     The Company has commenced the marketing and sale of film library product to both mass markets and general retailers. The Company also plans to sell videos of motion pictures derived from its films by means of broadcast, retail, and telephone-linked-transmission.

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

     On April 8, 1997, the Company informed BNP that due to the conduct of BNP respecting both the loan to VIP and BNP's Receiver appointed relative to VIP in Maryland, the Company and AEL by operation of law had been released respectively from said guarantee of the Company and the loan to AEL. In response to this notice, BNP denied the Company's allegations, commenced an action in the Ontario Courts against the Company and AEL for payment of the outstanding loan balance, and filed a motion in the Courts of Ontario asking that a Receiver be appointed over the property and assets of both the Company and AEL. The Company believed that there was no basis for such a Receiver to be appointed and opposed the motion. The matter was adjourned on the consent of BNP, the Company, and AEL until May 21, 1997, and thereafter was further adjourned until June 5, 1997. During the interim, the parties agreed to allow Price Waterhouse Limited of Toronto, Ontario, to act as a Monitor to perform a business review of the operations of the Company and AEL. The Company believed, that given the facts and circumstances of the matter, that BNP should not be entitled to have a Receiver appointed in the Province of Ontario, Canada, over the Company's property and assets.

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

     RE: HOLLYWOOD SELECT, INC. (HSI) - In June and October, 1993, the Company entered into agreements with HSI, respecting the purchase by the Company of a 5,000-title public domain film library ('Library'). By the terms of the agreement, $2,000,000 was paid for the Library, being $1,000,000 in common stock of the Company and $1,000,000 by way of cash at the rate of $200 per title delivered to the Company.

     On October 27, 1997, the Company and HSI entered into an agreement vitiating the agreements of June and October, 1993. Among other terms and conditions, the Company and HSI agreed as follows:

     a) That the agreements of June and October 1993, are to be treated as being null and void.

     b) That HSI is not obligated to deliver any further motion picture or television series titles save 250 titles for which the Company had already paid but not yet received delivery. The Company shall retain all titles prior delivered pursuant to the June and October 1993 agreements.

     c) The Company is not obligated to pay HSI the sum of approximately $800,000 on or before December 31, 1997.

     d) That HSI and the Company incorporate a new company ("Newco") to be owned 51% by the Company and 49% by HSI, and that Newco shall have access to 14,000 titles owned by HSI.

     e) That the Company shall loan Newco the sum of $1,000,000 upon the terms and conditions as set out in the agreement.

     Newco, the company contemplated pursuant to the agreement of October 27, 1997, has now been incorporated and is known as 'Faces of Hollywood, Inc.' (a Nevada corporation).

     RE: TEL.N.FORM INTERACTIVE COMMUNICATIONS CORPORATION ('TEL.N.FORM') - On November 3, 1997, the Company entered into a definitive agreement to acquire 52.5% of the issued and outstanding shares of Tel.n.Form from the stockholders thereof for a purchase price of $1,050,000, payable in preferred shares of the Company, valued at $10.00 per share. The preferred shares will have the following characteristics.

     a) The shares will be redeemable according to a schedule which is tied to approval by the U.S. Bankruptcy Court having jurisdiction over the Company. A total of one-half of the preferred shares are to be redeemable upon approval of the Company's Chapter 11 Reorganization Plan and the obtaining of adequate financing, if and when such events occur.

     b) The preferred shares are convertible into common shares at a price of $2.50 per share for eighteen months after the date of closing.

     c) The preferred shares will pay a cumulative dividend of 6% per annum, and no dividends on common shares are to be paid until preferred share dividends have been paid.

     d) The preferred shares will be entitled to participate in the net profits (as defined in the Agreement) of the Company at the rate of 0.000055% per share.

     e) The preferred shares are callable by the Company for a period of four years from date of issue at $12 per share.

     The closing of the transaction is still subject to continuing, appropriate due diligence of the parties, the obtaining of a "fairness" opinion to confirm the value of Tel.n.Form, the arrangement of suitable financing at the closing, approval of the transaction by Tel.n.Form shareholders, and appropriate regulatory compliance. The parties anticipate a closing of the transaction and release from escrow on or about January 31, 1998.

     Tel.n.Form comprises a group of companies in the business of using automation and computer technology to replace repetitive manual business in the automotive and hotel industries. Among these companies is Credit.Link, a service provided to car dealers that generates lead information obtained from the public and transmitted to such dealers nationwide.

ITEM 2

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company is a development stage company and as such has not yet commenced full operations. On July 24, 1997, filed for protection pursuant to Chapter 11 in the U.S. Bankruptcy Court for the Northern Division of Maryland. The Company has been granted Debtor-in-Possession status subject to the supervision and orders of the Bankruptcy Court. Consolidated revenue for the nine months ended September 30, 1997, was $ NIL. In the nine month period ended September 30, 1996, the company had revenue of $201,803.

     Subject and pursuant to the foregoing, the main thrust of the Company's activities for the balance of the year will be to file a Plan of Reorganization with the supervising court and continue its efforts in sales of products derived from its film library agreement through various means to both distributors and retailers. The Company also plans to sell its product via joint ventures and licensing arrangements regarding general broadcast, cable and satellite generated television stations. Additionally, the Company's activities will focus upon various acquisitions and mergers.

     Gross profit for the nine months ended September 30, 1997, and September 30, 1996 were $ NIL.

     General and administrative expenses for nine months ended September 30, 1997, were $1,316,387, an increase of $552,550 or 72% from the nine month period ended September 30, 1996.

     The increase of $552,550 in general and administrative expenses for the period ended September 30, 1997, over the period ended September 30, 1996, is attributed mainly to the issuance of shares in lieu of cash payment to various officers of the Company and for consulting services, as well as approximately $58,000 in costs to arrange the Convertible Debentures.

     Interest expense for the nine month periods ended September 30, 1997 and 1996, was $19,043 and $14,943 respectively.

     Since commencement, the Company has devoted the majority of its efforts to researching and refining its marketing activities with a view to developing comprehensive business and merchandising plans, that in management's opinion, when fully implemented, will result in the successful sale and distribution of the Company's goods and services to the general public.

     IN THAT RESPECT THE COMPANY HAS RECENTLY ENTERED INTO TWO AGREEMENTS:

      RE:  HOLLYWOOD SELECT, INC. (HSI) - In June and October, 1993, the
      Company entered into agreements with HSI, respecting the purchase by the Company of a 5,000-title public domain film library ('Library'). By the terms of the agreement, $2,000,000 was paid for the Library, being $1,000,000 in common stock of the Company and $1,000,000 by way of cash at the rate of $200 per title delivered to the Company.

      On October 27, 1997, the Company and HSI entered into an agreement vitiating the agreements of June and October, 1993. Among other terms and conditions, the Company and HSI agreed as follows:

     a) That the agreements of June and October 1993, are to be treated as being null and void.

     b) That HSI is not obligated to deliver any further motion picture or television series titles save 250 titles for which the Company had already paid but not yet received delivery. The Company shall retain all titles prior delivered pursuant to the June and October 1993 agreements.

     c) The Company is not obligated to pay HSI the sum of approximately $800,000 on or before December 31, 1997.

     d) That HSI and the Company incorporate a new company ("Newco") to be owned 51% by the Company and 49% by HSI, and that Newco shall have access to 14,000 titles owned by HSI.

     e) That the Company shall loan Newco the sum of $1,000,000 upon the terms and conditions as set out in the agreement.

     Newco, the company contemplated pursuant to the agreement of October 27, 1997, has now been incorporated and is known as 'Faces of Hollywood, Inc.' (a Nevada corporation).

     RE: TEL.N.FORM INTERACTIVE COMMUNICATIONS CORPORATION ('TEL.N.FORM') - On November 3, 1997, the Company entered into a definitive agreement to acquire 52.5% of the issued and outstanding shares of Tel.n.Form from the stockholders thereof for a purchase price of $1,050,000, payable in preferred shares of the Company, valued at $10.00 per share. The preferred shares will have the following characteristics.

     a) The shares will be redeemable according to a schedule which is tied to approval by the U.S. Bankruptcy Court having jurisdiction over the Company. A total of one-half of the preferred shares are to be redeemable upon approval of the Company's Chapter 11
          Reorganization Plan and the obtaining of adequate financing, if and when such events occur.

     b) The preferred shares are convertible into common shares at a price of $2.50 per share for eighteen months after the date of closing.

     c) The preferred shares will pay a cumulative dividend of 6% per annum, and no dividends on common shares are to be paid until preferred share dividends have been paid.

     d) The preferred shares will be entitled to participate in the net profits (as defined in the Agreement) of the Company at the rate of 0.000055% per share.

     e) The preferred shares are callable by the Company for a period of four years from date of issue at $12 per share.

     The closing of the transaction is still subject to continuing, appropriate due diligence of the parties, the obtaining of a "fairness" opinion to confirm the value of Tel.n.Form, the arrangement of suitable financing at the closing, approval of the transaction by Tel.n.Form shareholders, and appropriate regulatory compliance. The parties anticipate a closing of the transaction and release from escrow on or about January 31, 1998.

     Tel.n.Form comprises a group of companies in the business of using automation and computer technology to replace repetitive manual business in the automotive and hotel industries. Among these companies is Credit.Link, a service provided to car dealers that generates lead information obtained from the public and transmitted to such dealers nationwide.

     The major cost components associated with the Company's video sales revenue (with the exception of its media cost), are variable in nature, and the Company believes that sufficient revenues will be obtained in order to meet both media costs and the Company's general overhead. The Company's fixed costs for the balance of the 1997 fiscal year are estimated to be approximately $250,000.

     As at the date hereof, and subject to the foregoing, the Company has no material commitments for capital expenditures in the next twelve months. Such capital requirements for the Company shall relate to its Plan of Reorganization and Business Plan.

     LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1997, cash balance was $3,798 compared to $7,297 cash balance at September 30, 1996, and was subject to the Receivership Order in Ontario (now terminated) as prior described.

     The Company expects to require additional capital in order to fund its Reorganization and Business Plans.

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

    c. Claims by the Defendants Sherman and Waxman respecting alleged fraudulent inducement against the Company, Joel Wagman and John R.Y. Hugo for damages to each of Sherman and Waxman in the sum of $850,000 and punitive damages in the sum of $2,000,000, and claims by Sherman and Waxman respecting non-competition agreements between the Defendants Sherman and Waxman against the Company, Wagman and Hugo in the sum of $1,000,000 and punitive damages in the sum of $1,000,000, or alternatively, damages for unjust enrichment in the sum of $540,000 and $640,000 respectively.

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

       Additionally, the Report stated that as of July 21, 1997, the Company has sold a total of 200,000 common shares at prices ranging from US .10 cents to US .20 cents per share, in cash, to two individuals, both of whom are residents of Canada, pursuant to Regulation S.

(vii) That on August 4, 1997, the Company issued a Form 8K, a Report dated August 4, 1997, relating that the Ontario Court by Order dated July 31, 1997, had terminated the Ontario Receivership at the request of Price Waterhouse Limited, the former Receiver in Ontario appointed on June 5, 1997.

(viii) That on September 5, 1997, the Company issued a Form 8K, a Report dated September 5, 1997, relating to a preliminary agreement dated August 29, 1997, between the Company and Tel.n.Form Interactive Communications Corporation (Tel.n.Form), whereby the Company would acquire 100% of the issued and outstanding shares of Tel.n.Form in exchange for 200,000 common shares of the Company valued at $10.00 per share.

(ix) That on September 30, 1997, the Company issued a Form 8K, a Report dated September 30, 1997, relating that the preliminary agreement dated
       August 29, 1997, between the Company and Tel.n.Form Interactive Communications Corporation (Tel.n.Form) had been amended.

       As amended the Company would be required to pay the purchase price in 200,000 shares of its preferred stock at $10.00 per share. The preferred stock would have several characteristics. First it would be redeemable as to 110,000 shares upon obtaining approval of the Company's Chapter 11 Plan of Reorganization and contemporaneously with the advance of $1,100,000 as bridge financing pending completion of satisfactory financing in the sum of $5,000,000. Secondly, as to the remaining 90,000 shares of preferred stock, it would be convertible into common shares at the option of the holder thereof at $2.50 per share for a period of 18 months from the date of the closing of the $5,000,000 financing, would pay cumulative dividends of 6% per annum before any distributions were made to common shareholders, would have a preferred share of such net profits (as defined) in addition to cumulative dividends, and would be callable by the Company, in whole or in part, at any time for a period of four years at a price of $12.00 per share.
       The closing of the transaction is subject to the execution of a definitive agreement between the parties, appropriate due diligence of the parties, the obtaining of a "fairness" opinion to confirm the value of Tel.n.Form, the arrangement of suitable financing at the closing, approval of the transaction by Tel.n.Form shareholders, and appropriate regulatory compliance.

(x) That on November 7, 1997, the Company issued a Form 8K dated November 7, 1997 relating:

       a) On November 3, 1997, the Company entered into a definitive Agreement dated September 30, 1997 with Tel.n.Form Interactive Communications Corporation (Tel.n.Form) whereby the Company would acquire 52.5% of the issued and outstanding shares of Tel.n.Form in consideration of a purchase price of $1,050,000, payable in preferred shares of the Company, valued at $10.00 per share.

       The preferred shares will have the following characteristics. First the shares will be redeemable according to a schedule which is tied to approval by the U.S. Bankruptcy Court having jurisdiction over the Company. A total of one-half of the preferred shares are to be redeemable upon approval of the Company "Chapter 11 Reorganization Plan and the obtaining of adequate financing, if and when such events occur. Second, the preferred shares are convertible into common shares at a price of $2.50 per share for eighteen months after the date of closing. Third, the preferred shares will pay a cumulative dividend of 6% per annum, and no dividends on common shares are to be paid until preferred share dividends have been paid. Fourth, preferred shares will be entitled to participate in the net profits (as defined in the Agreement) of the Company at the rate of 0.000055% per share. Finally, the preferred shares are callable by the Company for a period of four years from date of issued at $12 per share. The closing of the transaction is subject to continuing, appropriate due diligence of the parties, the obtaining of a "fairness" opinion to confirm the value of Tel.n.Form, the arrangement of suitable financing at the closing, approval of the transaction by Tel.n.Form shareholders, and appropriate regulatory compliance. The parties anticipate a closing of the transaction and release from escrow on or about January 31, 1998.

       Tel.n.Form comprises a group of companies in the business of using automation and computer technology to replace repetitive manual business in the automotive and hotel industries. Among these companies is Credit.Link, a service provided to car dealers that generates lead information obtained from the public and transmitted to such dealers nationwide.

       b) On October 27, 1997, the Company entered into a definitive Agreement with Hollywood Select, Inc. (HSI) to modify and supersede the Company's prior relationship with HSI. The Company had previously entered into agreements in 1993 with HSI regarding the acquisition of the Company's film library, which is its principal asset. This new Agreement, which replaces all previous agreements, provides for the Company and HSI to set up a new corporation (Newco), which would be owned by both parties, with the Company owning 51% thereof. Newco would have access to a total of approximately 14,000 public domain film titles from HSI. In addition, the Company would contribute the sum of $1,000,000US as a loan to Newco. The final terms of the loan remain to be determined, but will at least be at a rate equal to the Company's cost of borrowing and will be payable out of the net profit before income taxes and before any other distributions to Newco shareholders. Newco will reserve a total of $200 per title acquired by Newco, to be paid to HSI once the Newco loan has been repaid to the Company. HSI has also to deliver to the Company, without further cost, an additional 250 titles for the Company's account in satisfaction of its remaining obligation under the prior referred to 1993 agreements. As a part of the Agreement, the Company and HSI will contribute their efforts to develop of business plan for Newco, which is expected to be completed by December 1, 1997.

       The closing of the transaction is subject to approval of the Company's Chapter 11 Reorganization Plan and the obtaining of adequate financing, if and when such events occur. If these events do not occur, then HSI will have the right to purchase control of Newco for a nominal sum.

(b)    EXHIBITS

       No exhibits are filed as part of this report.




                                  SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        AMERICAN ENTERTAINMENT GROUP, INC.
                                        (Company)



       Date: NOVEMBER 11, 1997          /s/ JOEL WAGMAN
             -----------------          ---------------------------------------
                                        Joel Wagman
                                        Chairman of the Board and
                                        Chief Executive Officer



       Date: NOVEMBER 11, 1997          /s/ SAMUEL C. PAUL
             -----------------          ---------------------------------------
                                        Samuel C. Paul
                                        Treasurer and Chief Accounting Officer